Form 10-Q
period 2021-06-30
POWERSCHOOL HOLDINGS, INC.
filed 2021-09-09
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-40684
PowerSchool Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4166024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Parkshore Drive Folsom, CA 95630 (Address of Principal Executive Offices)

(877) 873-1550
(Registrant’s telephone number, including area code)
Not applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities to be Registered	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PWSC	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”
“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The registrant had outstanding 198,401,832 shares of common stock as of August 31, 2021.

Part I - Financial Information
Item 1. - Financial Statements (Unaudited)

POWERSCHOOL HOLDINGS, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$10	$10
Total assets	$10	$10
LIABILITIES AND STOCKHOLDER’S EQUITY
Total liabilities	$—	$—
Stockholder’s equity:
Common stock, $0.01 par value per share, 1,000 authorized,1,000 shares issued and outstanding	10	10
Additional paid-in capital	—	—
Total liabilities and stockholder’s equity	$10	$10
See notes to consolidated financial statement.

NOTES TO CONDENSED BALANCE SHEETS (Unaudited)
(1) Description of the Business and Summary of Significant Accounting Policies
Background and Nature of Operations

PowerSchool Holdings, Inc. (the “Company”) was formed as a Delaware corporation on November 30, 2020. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related organizational transactions (the “Organizational Transactions”) in order to carry on the business of Severin Holdings, LLC (now known as PowerSchool Holdings LLC, “Holdings LLC”), which is an entity that provides a cloud platform with an integrated, enterprise-scale suite of solutions purpose-built for the K-12 education market.
Basis of Presentation

The accompanying condensed balance sheets are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there had been no activities in this entity for the period from its formation through June 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Actual results may differ materially from our estimates.
(2) Stockholder’s Equity
As of December 31, 2020, and June 30, 2021, the Company was authorized to issue 1,000 shares of common stock, par value $0.01 per share, and had issued 1,000 shares of common stock to Severin Topco, LLC.

(3) Subsequent Events

The Company has evaluated subsequent events from the consolidated balance sheets date through September 9, 2021, the date at which the consolidated financial statements were available to be issued.

(a) Organizational Transactions and IPO

On July 17, 2021, in connection with the Organizational Transactions described below, the Company amended and restated its certificate of incorporation to authorize (i) 50,000,000 shares of preferred stock, par value $0.0001 per share, (ii) 500,000,000 shares of Class A common stock, par value $0.0001 per share, and (iii) 300,000,000 shares of Class B common stock, par value $0.0001 per share. At the completion of the IPO and following the exercise of the underwriters option to purchase additional shares, there were 158,473,360 shares of Class A common stock outstanding and 39,928,472 shares of Class B outstanding.

On July 30, 2021, the Company completed the IPO of 39,473,685 shares of Class A common stock, par value $0.0001 per share, at an offering price of $18.00 per share, and received $673.2 million in IPO proceeds, net of $37.3 million in underwriting discounts and commissions.

In connection with the consummation of the IPO on July 30, 2021, the Company consummated the following Organizational Transactions:

•Holdings LLC's operating agreement was amended and restated to (i) modify its capital structure by replacing the membership interests currently held by its existing owners with a new class of membership interests (“LLC Units”) held initially by Severin Topco LLC (“Topco LLC”), a portion of which have a participation threshold (the “Participation Units”) and (ii) appoint the Company as the sole managing member of Holdings LLC.

•The Company engaged in a series of transactions that resulted in holders of time-based management incentive units (“MIUs”) in Topco LLC receiving, in the aggregate, (i) 1,208,770 shares of unrestricted Class

A common stock and (ii) 657,661 restricted shares of Class A common stock in exchange for vested and unvested time-based MIUs, respectively. The restricted shares are subject to the same time-based vesting schedule. The existing performance-based MIUs will remain as non-voting limited liability company interests in Topco LLC. In connection with the Organizational Transaction, the vesting conditions on these MIUs were modified.

•The Company issued 39,928,472 shares of Class B common stock, par value $0.0001 per share, which provides no economic rights, to Topco LLC, on a one-to-one basis with the number of LLC Units (other than Participation Units) the Company owns, for nominal consideration.

•Certain entities (the “Blocker Entities”) through which the funds associated with Onex Partners Manager LP and Vista Equity Partners, known collectively as the “Principal Stockholders”, hold their ownership interests in Topco LLC, engaged in a series of transactions (the “Blocker Contributions”) that resulted in each of the Blocker Entities becoming subsidiaries of the Company.

•The Company entered into an exchange agreement (the “Exchange Agreement”) with Topco LLC pursuant to which Topco LLC is entitled to exchange LLC Units (other than Participation Units), together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at its election, for cash from a substantially concurrent public offering or private sale (based on the price of its Class A common stock in such public offering or private sale). Participation Units may be exchanged for a number of shares of Class A common stock equal to the then current value of a share of Class A common stock less the applicable participation threshold multiplied by the number of Participation Units being exchanged, divided by the then current value of Class A common stock.

•The Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Topco LLC, and the Principal Shareholders that provides for the payment by the Company to Topco LLC and the Principal Shareholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes.

As a result of the Organizational Transactions described above, (i) the investors in the IPO own approximately 39,473,685 shares of the Class A common stock; (ii) Topco LLC owns 39,928,472 LLC Units (other than Participation Units), 39,928,472 shares of Class B common stock, and 3,730,246 Participation Units; (iii) Class A common stock collectively represents approximately 79.3% of the voting power in the Company; and (iv) Class B common stock collectively represents approximately 20.7% of the voting power in the Company.

The Company’s corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is commonly used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure, together with the Tax Receivable Agreement, allows the owners of Holdings LLC at the time of the IPO to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of Holdings LLC that is allocated to such owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the LLC Units that the owners at the time of the IPO will continue to hold are exchangeable for shares of Class A common stock or, at its option, for cash, the Up-C structure also provides the owners of Holdings LLC at the time of the IPO potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

On August 2, 2021, we changed our name of one of our subsidiaries from Severin Holdings, LLC to PowerSchool Holdings LLC.

(b) Exercise of Underwriters’ Option

On August 10, 2021, the underwriters exercised the option to purchase an additional 5,447,581 shares of Class A common stock and we received an additional $92.9 million in the proceeds upon exercise of this option, net of $5.1 million in underwriting discounts and commissions.

(c) Omnibus Incentive plan

On July 27, 2021, we approved the 2021 Omnibus Incentive plan ("2021 Plan”), which reserves 19,315,000 shares of the Company’s Class A common stock. The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.

6

(d) Issuance of Restricted Stock Units

In connection with the completion of the IPO, and under the 2021 Plan, the Company granted 3,203,671 restricted stock units ("RSUs") to certain employees and independent directors. The amounts include (i) 3,178,672 RSUs issued to certain employees with each award vesting 25% on the first anniversary of the grant date and in equal quarterly installments for the 36-month period thereafter, subject to the applicable employee’s continued service through the vesting date and (ii) 24,999 RSUs issued to certain of our independent directors that vest on the first anniversary of the grant date, subject to the applicable director's continued service through the vesting date.

(e) Long-Term Debt and Revolving Credit Agreement

Using primarily the net proceeds of the IPO and our cash from operations, in August 2021 we repaid in full the $320.0 million outstanding principal on our Bridge Loan, $365.0 million outstanding principal on our Second Lien and $69.1 million outstanding principal of our Incremental Facility. Upon repayment of the loans, we recognized a loss on the loan extinguishment resulting from the write-off of the related unamortized issuance costs and discounts. Additionally, in August 2021, we also repaid $85.0 million of our outstanding balance under the Revolving Credit Agreement.

Upon the consummation of the IPO, the borrowing capacity under our Revolving Credit Agreement was increased by $109.0 million to a total of $289.0 million and the maturity date of the agreement was extended to May 2, 2025 from July 31, 2023. In connection with the increase of the borrowing capacity, we paid a revolver fee of $0.4 million, which was recorded as capitalized debt issuance cost on our consolidated balance sheet.

7

SEVERIN HOLDINGS, LLC
dba PowerSchool Group

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	As of June 30, 2021	As of December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$22,533	$52,734
Accounts receivable—net of allowance of $4,133 and $7,869, respectively	57,349	47,977
Prepaid expenses and other current assets	32,060	22,799
Total current assets	111,942	123,510
Property and equipment - net	16,783	17,069
Capitalized product development costs - net	70,868	58,894
Goodwill	2,446,869	2,213,367
Intangible assets - net	846,147	763,459
Other assets	37,433	24,401
Total	$3,530,042	$3,200,700
Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$14,678	$11,145
Accrued expenses	59,553	53,698
Deferred revenue, current	169,972	229,622
Revolving credit facility	95,000	40,000
Current portion of long-term debt	8,450	8,450
Total current liabilities	347,653	342,915
Noncurrent Liabilities:
Other liabilities	7,650	7,535
Deferred taxes	17,195	6,483
Deferred revenue—net of current	4,198	5,568
Long-term debt, net	1,475,474	1,160,326
Total liabilities	1,852,170	1,522,827
Commitments and contingencies (Note 12)
Members’ Equity:
Members’ investment	1,858,019	1,855,730
Accumulated other comprehensive income	213	441
Accumulated deficit	(180,360)	(178,298)
Total members’ equity	1,677,872	1,677,873
Total	$3,530,042	$3,200,700
See notes to consolidated financial statements.

SEVERIN HOLDINGS, LLC
dba PowerSchool Group

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscriptions and support	$121,763	$88,533	$224,854	$176,254
Service	16,083	11,841	29,036	22,404
License and other	7,557	2,762	9,660	4,553
Total revenue	145,403	103,136	263,550	203,211
Cost of revenue:
Subscriptions and support	33,632	26,681	62,664	51,905
Service	12,795	9,438	23,489	19,040
License and other	531	320	929	615
Depreciation and amortization	12,846	9,588	24,602	18,917
Total cost of revenue	59,804	46,027	111,684	90,477
Gross profit	85,599	57,109	151,866	112,734
Operating expenses:
Research and development	21,929	15,836	40,474	32,927
Selling, general, and administrative	30,653	22,348	55,984	46,130
Acquisition costs	177	—	5,780	2
Depreciation and amortization	16,154	13,871	30,713	27,817
Total operating expenses	68,913	52,055	132,951	106,876
Income from operations	16,686	5,054	18,915	5,858
Interest expense—Net	21,297	17,400	38,559	36,951
Other expense (income)—Net	(376)	61	(233)	(1,780)
Loss before income taxes	(4,235)	(12,407)	(19,411)	(29,313)
Income tax benefit	(1,690)	(18)	(17,349)	(42)
Net loss	(2,545)	(12,389)	(2,062)	(29,271)
Other comprehensive income (loss)—Foreign currency translation	(381)	183	(228)	(345)
Total other comprehensive income (loss)	(381)	183	(228)	(345)
Comprehensive loss	$(2,926)	$(12,206)	$(2,290)	$(29,616)
See notes to consolidated financial statements

SEVERIN HOLDINGS, LLC
dba PowerSchool Group

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (Unaudited)
(in thousands)

	Members’ Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Members’ Equity
Balance—March 31, 2021	$1,856,646	$594	$(177,815)	$1,679,425
Management incentive unit-based compensation	1,373	—	—	1,373
Foreign currency translation	—	(381)	—	(381)
Net loss	—	—	(2,545)	(2,545)
Balance—June 30, 2021	$1,858,019	$213	$(180,360)	$1,677,872

Balance—March 31, 2020	$1,852,539	$(440)	$(148,532)	$1,703,567
Repurchase of management incentive units	(989)	—	—	(989)
Management incentive unit-based compensation	1,410	—	—	1,410
Foreign currency translation	—	183	—	183
Net loss	—	—	(12,389)	(12,389)
Balance—June 30, 2020	$1,852,960	$(257)	$(160,921)	$1,691,782

Balance—December 31, 2020	$1,855,730	$441	$(178,298)	$1,677,873
Repurchase of management incentive units	(448)	—	—	(448)
Management incentive unit-based compensation	2,737	—	—	2,737
Foreign currency translation	—	(228)	—	(228)
Net loss	—	—	(2,062)	(2,062)
Balance—June 30, 2021	$1,858,019	$213	$(180,360)	$1,677,872

Balance—December 31, 2019	$1,851,127	$88	$(131,650)	$1,719,565
Repurchase of management incentive units	(989)	—	—	(989)
Management incentive unit-based compensation	2,822	—	—	2,822
Foreign currency translation	—	(345)	—	(345)
Net loss	—	—	(29,271)	(29,271)
Balance—June 30, 2020	$1,852,960	$(257)	$(160,921)	$1,691,782
See notes to consolidated financial statements.

SEVERIN HOLDINGS, LLC
dba PowerSchool Group

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,062)	$(29,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,283	3,874
Amortization of intangible assets	44,721	39,280
Amortization of capitalized product development costs	7,310	3,584
Loss on disposal/retirement of property and equipment	4	101
Provision for allowance for doubtful accounts	(262)	(38)
Management incentive unit-based compensation	2,737	2,822
Amortization of debt issuance costs and discount	6,464	2,735
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(735)	(11,743)
Prepaid expenses and other current assets	4,266	(1,559)
Other assets	(10,535)	(2,171)
Accounts payable	1,669	6,184
Accrued expenses	1,800	(9,736)
Other liabilities	(43)	(110)
Deferred taxes	(18,892)	(138)
Deferred revenue	(90,659)	(49,717)
Net cash used in operating activities	(50,934)	(45,903)
Cash flows from investing activities:
Purchases of property and equipment	(2,172)	(1,766)
Proceeds from sale of property and equipment	13	3
Investment in capitalized product development costs	(19,137)	(16,794)
Acquisitions—net of cash acquired	(318,919)	321
Other	95	—
Net cash used in investing activities	(340,120)	(18,236)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from Revolving Credit Agreement	55,000	61,000
Proceeds from Bridge Loan	315,200	—
Repayment of First Lien Debt	(3,875)	(3,875)
Repayment of Incremental Facility	(350)	(175)
Payments for repurchase of management incentive units	(448)	(989)
Payments of deferred offering costs	(2,655)	—
Payment of debt issuance costs	(2,100)	—
Repayment of capital leases	(108)	(36)
Net cash provided by financing activities	360,664	55,925
Effect of foreign exchange rate changes on cash	189	(1,203)
Net decrease in cash, cash equivalents, and restricted cash	(30,201)	(9,417)
Cash, cash equivalents, and restricted cash—Beginning of period	53,246	39,491
Cash, cash equivalents, and restricted cash—End of period	$23,045	$30,074
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,645	$42,315
Cash paid for income taxes	2,998	513
Non-cash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$184	$98
Capitalized interest related to investment in capitalized product development costs	165	390
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$22,533	$29,574
Restricted cash, included in other current assets	512	500
Total cash, cash equivalents, and restricted cash	$23,045	$30,074
See notes to consolidated financial statements.

SEVERIN HOLDINGS, LLC
dba PowerSchool Group

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS
Severin Holdings, LLC (“PowerSchool,” “we,” “us,” “our”, “Holdings LLC” or the “Company”) provides a comprehensive suite of solutions that includes the core system of record used by districts and schools. The Company’s platform is embedded in school workflows and is used by educators, students, administrators, and parents.
PowerSchool’s cloud platform is an integrated, enterprise-scale suite of solutions purpose-built for the K-12 education market. Its cloud-based technology platform helps schools and districts efficiently manage state reporting and related compliance, special education, finance, human resources, talent, registration, attendance, funding, learning, instruction, grading, assessments and analytics in one unified platform. The Company’s integrated technology approach streamlines operations, aggregates disparate data sets, and develops insights using predictive modelling and machine learning.
The Company is headquartered in Folsom, California, and together with its wholly-owned subsidiaries has locations in the United States, Canada, and India.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as June 30, 2021 and December 31, 2020, the interim condensed consolidated statements of operations and comprehensive loss, and members’ equity for the three and six months ended June 30, 2020 and 2021, and cash flows for the six months ended June 30, 2020 and 2021, and the notes to such interim condensed consolidated financial statements are unaudited.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal and recurring items. Our unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes.
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2021, the results of operations for the three and six months ended June 30, 2020 and 2021 and cash flows for the six months ended June 30, 2020 and 2021. The results of operations for the three and six months ended June 30, 2021 and cash flows for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any future interim or annual period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Use of estimates is required in the preparation of the consolidated financial statements in conformity with GAAP. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. The estimates the Company evaluates includes those related to revenue recognition, allowance for doubtful accounts, capitalized product development costs, goodwill and intangible asset valuation, management incentive unit-based compensation, and income taxes. Actual results could differ from those estimates under different assumptions or conditions including, but not limited to, the continued uncertainty surrounding the rapidly changing market and economic conditions due to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The guidance is effective for the Company beginning on January 1, 2022 and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company beginning on January 1, 2023. Early adoption is permitted after for periods beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in January 2021. The guidances provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or other reference rate expected to be discontinued in 2022 or potentially 2023 (pending possible extension). The optional expedients within ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively. The Company is currently evaluating the impact of adopting the guidances on its consolidated financial statements.
Accounting Pronouncements Recently Adopted
On January 1, 2021, we adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal- Use Software, ASU No. 2018-13, Fair Value Measurement (Topic 820) and ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.
Revenue Recognition
The Company generates revenue from the following sources: (i) software-as-a-service (“SaaS”) offerings in cloud and hosted environments; (ii) professional services including implementation, consulting, customization, training and data migration services; (iii) software license; (iv) software maintenance; and (v) reseller arrangements.
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:
1.Identify the contract(s) with a customer
2.Identify the performance obligations in the contract
3.Determine the transaction price

4.Allocate the transaction price to the performance obligations in the contract
5.Recognize revenue when (or as) the Company satisfies a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed and has determined that contract terms are generally 12 months since customers are generally permitted to terminate after 12 months without incurring a penalty. The Company also evaluates whether any optional periods represent a material right. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Transaction price includes both fixed and variable consideration. However, the Company only includes variable consideration in the transaction price to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the products sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
The following describes the nature of the Company’s primary types of revenue and related revenue recognition policies:
SaaS Offerings
The Company offers SaaS-based solutions to customers that purchase remote access to its software and its functionality. For the Company’s SaaS offerings, the nature of its promise to the customer is to provide continuous access to its application platforms. Accordingly, the Company’s SaaS offerings are generally viewed as stand-ready performance obligations comprised of a series of distinct daily services. The Company typically satisfies its SaaS performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because its efforts are expended evenly throughout the period and customers benefit consistently throughout the contract term. As such, for fixed-fee contracts, revenue is recognized ratably over the contract period and classified as Subscriptions and Support revenue in the consolidated statements of operations and comprehensive loss.
Professional Services
Professional services revenue is comprised of implementation, consulting, customization, training, and data migration services associated with the Company’s SaaS offerings and licensed software. These services are generally recognized over time, with service durations spanning from several weeks to several months, depending on the scope and complexity of the work. Payment terms for professional services may be based on a fixed fee or charged on a time and materials basis.
Professional services are typically considered distinct performance obligations. The Company’s professional services that are billed on a fixed fee basis are typically satisfied as services are rendered, and the Company generally uses efforts expended (labor hours) to measure progress toward completion as this is considered a faithful representation of the transfer of control of the services given the nature of the performance obligation. For professional services that are billed on a time and materials basis, the Company applies the ‘as-invoiced’ practical expedient. Accordingly, revenue is generally recognized based on the amount that the Company has a right to invoice, as this amount corresponds directly with the value to the customer of the Company’s performance completed to date and is classified as Service revenue in the consolidated statements of operations and comprehensive loss.
Software License
The Company licenses software that is distinct and has significant stand-alone functionality (i.e., functional IP). Revenue attributable to such arrangements is typically recognized at the point in time when the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon the commencement of the renewal term. Software license revenue is classified as License and Other revenue in the consolidated statements of operations and comprehensive loss.

Software Maintenance
Software maintenance is comprised of stand-ready services including technical support services and unspecified software updates and upgrades, which are provided on a when-and-if-available basis. Software maintenance is transferred evenly using a time-elapsed output method over the contract term given it is a stand-ready obligation and there is no discernible pattern of performance. Software maintenance revenue is generally based on fixed fees. Payments are typically required annually in advance of the Company’s performance of the relevant services and recognized as revenue ratably over the maintenance term. This revenue is classified as Subscription and Support revenue in the consolidated statements of operations and comprehensive loss.
Reseller Arrangements
The Company has reseller arrangements with several third-party partners. For certain reseller arrangements, the Company does not control the products or services prior to when they are transferred to the customer, Revenue from these arrangements is recorded on a net basis. Reseller revenue is recognized at a point in time when the products or services are resold to the end customer as there are no outstanding performance obligations under these arrangements after the resale. The revenue for these arrangements is classified as License and Other revenue in the consolidated statements of operations and comprehensive loss.
Principal vs. Agent
From time to time the Company enters into arrangements with third parties to offer their products both as integrated into the Company’s offerings as well as add-ons for specific configurations with separate pricing. The Company considers the terms of our arrangements and the economics of the transactions with the third parties to determine the nature of our promise to the customer and whether or not the Company has control of the products or services prior to the transfer to the customer. Where we determine that the nature of our promise is to provide the underlying good or service, we recognize revenue on a gross basis (as the principal) and where the nature of the promise is primarily to facilitate the sale, we recognize revenue on a net basis (as the agent).
Contract Costs
Contract and customer acquisition costs, consisting primarily of sales commissions, are incremental and recoverable costs of obtaining a contract. These costs are capitalized using the portfolio approach and are amortized over the expected period of benefit, which is the estimated life of the technology (determined to be approximately 7 years) provided in the underlying contract. The amortization is determined on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Deferred commissions that will amortize within the next 12-month period are classified as current and included in prepaid expenses and other current assets. The remaining balance is classified as noncurrent and are included in other assets. The Company also applies the practical expedient to expense certain costs as incurred when the amortization period is expected to be one year or less. The practical expedient typically applies to the Company’s professional services offerings.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when it can contractually invoice a customer and payment will become due solely based on the passage of time, a contract asset when revenue is recognized prior to invoicing and payment is contingent upon transfer of control of another separate performance obligation, or deferred revenue (contract liability) when consideration is received from or amounts are billed to customers which precedes its performance to fully satisfy the associated performance obligation(s).
Deferred revenue primarily results from the revenue from our SaaS offerings that is billed in advance of when such services are provided by the Company. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component.

Fair Value Measurements
GAAP guidance for fair value measurements clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest-level input that is significant to the fair value measurement. Levels within the hierarchy are defined as follows:
Level 1—Unadjusted quoted prices in active markets for identical assets and liabilities;
Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly; and
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company does not have any assets or liabilities that are required to be recorded at fair value on a recurring basis using values determined by Level 2 or Level 3 inputs. The recorded amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other liabilities approximate the fair values principally because of their short-term nature. Short-term and long-term debt are reported at amortized costs in the Company’s consolidated balance sheets. The remaining financial instruments are reported in the Company’s consolidated balance sheets at amounts that approximate current fair values.
Concentration of Credit Risk
The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of December 31, 2020, and June 30, 2021, substantially all the Company’s cash has been deposited in low-interest- bearing accounts.
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits at certain financial institutions. We have deposits only with financial institutions believed to have high-quality credit.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company had no customers who accounted for more than 10% of accounts receivable as of December 31, 2020 and June 30, 2021. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
The Company had no customers accounting for more than 10% of total revenue for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable primarily includes trade accounts receivable from the Company’s customers. Allowances for doubtful accounts are established based on various factors, including, but not limited to, credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends including the impact of COVID-19. Accounts receivable are written off or credited on a case-by-case basis, net of any amounts that may be collected.

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of software, equipment, and furniture and fixtures which is generally three to ten years. Buildings are depreciated over a useful life of 20 years or based on the life assigned in the contract. Amortization of leasehold improvements is computed using the shorter of the estimated useful lives or the terms of their respective leases, generally one year to nine years.
Significant improvements that substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as they are incurred.
Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using the straight-line method designed to match the amortization to the benefits received.
Leases
An arrangement is or contains a lease if there are specified assets and the right to control the use of a specified asset is conveyed for a period in exchange for consideration. Upon lease inception, the Company classifies leases as either operating or capital leases. Leases are classified as capital leases when the terms of the lease transfers substantially all of the risks and rewards of ownership to the lessee. All other leases are classified as operating leases. For leases that contain rent escalation or rent concession provisions, the Company records rent expense for the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight line rent as a deferred rent liability in accrued expenses and other liabilities in the accompanying balance sheet for the current and non-current portions, respectively.
Operating leases are not recognized on the consolidated balance sheet. For capital leases, the Company recognizes capital lease assets and corresponding lease liabilities within the consolidated balance sheet at lease commencement. For income statement purposes, the Company recognizes rent expense on a straight-line basis for operating leases. For capital leases, the Company recognizes interest expense associated with the capital lease liability and depreciation expense associated with the capital lease asset. For capital lease assets and leasehold improvements, the estimated useful lives are limited to either (i) the shorter of the useful life of the asset or (ii) the term of the lease.
Capitalized Product Development Costs
The Company’s software and website development costs are accounted for under the guidance for internal use software and website development costs. The costs in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, if: (1) the costs are direct and incremental and (2) management has determined that it is probable that the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized software development costs are being amortized on a straight-line basis over five years to cost of revenue. Useful lives are reviewed at least annually and adjusted if appropriate.
Capitalized Cloud Computing Arrangement Implementation Costs
The Company capitalizes certain qualifying costs to implement cloud computing hosting arrangements that are service contracts. Such qualifying costs include direct costs for third-party consulting services, and does not include software maintenance and training costs, which are expensed as incurred. Capitalization of these costs ceases once the software of the hosting arrangement is ready for its intended use. Capitalized costs, net of accumulated amortization, are included in prepaid expenses and non-current assets on the Company’s consolidated balance sheets and amortized using the straight-line method over the expected term of the associated arrangement, including periods that are reasonably expected to be renewed. The amount capitalized is included as a component of net cash used in operating activities in the statements of cash flows.
Capitalized Interest
Interest is capitalized on software products under development. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under development during the period. Capitalized interest is amortized over the useful lives of such assets and the amortization is reported as cost of revenue.
Goodwill Assets
Goodwill is the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill is subject to periodic testing for impairment.
Goodwill is assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business, and (c) significant negative industry or economic trends.
The Company conducts an impairment assessment on December 31 of each year taking a qualitative and quantitative evaluation approach to determine if there are any adverse market factors or changes in circumstances indicating that the carrying value of goodwill may not be recoverable. If it is more likely than not that an impairment exists, the Company performs a quantitative test that compares the fair value to the net carrying value and records an impairment of goodwill to the extent that the net carrying value exceeds the fair value equal to the excess amount. There was no goodwill impairment recorded by the Company in any of the periods presented.
Recoverability of Long-Lived and Intangible Assets
The Company evaluates the recoverability of its long-lived assets, including amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. The Company evaluates long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. No long-lived asset impairment losses were recorded by the Company during any of the periods presented.
Debt Issuance Costs and Debt Discount
The Company records debt issuance costs as a reduction to the carrying value of the related debt and such amounts are being amortized over the term of the related debt using the straight-line method of amortization, which approximates the effective interest method. Amortization of debt issuance costs are included in interest expense - net on the consolidated statements of operations and comprehensive loss.
The Company accounts for the discounts as an adjustment to the carrying amount and then amortizes the discounts over the terms using the effective interest method.
Deferred Offering Costs
The Company records deferred offering costs as other assets on its consolidated balance sheets. They consist of costs incurred in connection with the anticipated sale of the Company’s common stock in an IPO, including certain legal, accounting, printing, and other IPO related costs. After completion of the IPO, these costs will be recorded in stockholders’ deficit as a reduction from the IPO proceeds.
As of June 30, 2021 and December 31, 2020, the Company had $10.4 million and $0.3 million in deferred offering costs included in other assets on the consolidated balance sheet, respectively.
Business Combinations
The Company accounts for acquisitions under the purchase method of accounting in accordance with ASC 805, Business Combinations. The consolidated statements of operations and comprehensive loss include the results of operations of the acquirees since the date of acquisition. The net assets of the acquisition were recorded at their estimated fair values as of the acquisition date.
Unit-Based Compensation
Employees are granted unit-based awards by the Company’s parent entity as profit interests based on the estimated fair value of the awards at the date of grant. The Company utilizes the Black-Scholes pricing model for determining the estimated fair value of the unit-based awards on the date that the awards are granted. Given the absence of any active market for the shares underlying the awards, the fair value of the awards was determined with input from management and third-party valuations.
The Company recognizes expense over the requisite service period on a straight-line basis. Unit- based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss based on the function of the employees receiving awards.
Income Taxes
The Company is a limited liability company that is treated as a partnership for federal income tax purposes. The Company is also treated as a partnership in the majority of the states in which it operates; however, certain state jurisdictions tax the Company’s operations as a limited liability company. The Company has purchased corporate entities that operate in the United States and are taxed at corporate tax rates. The Company also has operations in Canada through an entity that is treated as a corporation for Canadian income tax purposes. Under this partnership structure, federal and most state income tax liabilities and/or benefits of the Company are passed through to its owners. As such, the recognition of income tax expense (or benefit) represents income tax related to the Company’s US corporate entities, Canadian operations, foreign withholding taxes, and state corporate taxes that are imposed on the Company. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision and estimate of the Company’s annual effective tax rate are subject to variation due to several factors including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
Cost of Revenue
The Company includes costs directly related to revenue as a component of cost of revenue. Personnel costs associated with cost of revenue consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense.
Subscriptions and support
Subscription and support cost of revenue consists of costs directly related to subscription services, including personnel costs related to operating data centers and customer support operations, hosting and data center related costs, third-party software licenses and allocated facilities and overhead costs.
Service
Service cost of revenue consists of personnel costs related to the delivery of the Company’s service offerings, software, equipment, and information technology related expenses, third-party contractor costs, as well as travel and allocated facilities and overhead costs.
License and other
License and other cost of revenue consists primarily of personnel costs associated with delivering licenses, reseller arrangements, and allocated facilities and overhead costs.

Depreciation and amortization
Depreciation and amortization cost of revenue includes allocated depreciation of its computer and software equipment related to the Company’s customer support operations, hosting and data center related costs and amortization of the Company’s capitalized product development costs and technology intangible assets.
Operating Expenses
The Company’s operating expenses consist of research and development, selling, general, and administrative expenses as well as acquisition costs. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales incentives, payroll taxes and stock-based compensation expense, as well as the related overhead costs to support the Company’s staff. Other significant components of operating expenses include events and travel, professional fees, allocated facilities and overhead costs, general marketing and promotion costs, and bad debt expense.
Research and development
Research and development expenses consist primarily of personnel costs and the related overhead costs to support our staff, software and hardware costs, third-party professional fees, and allocated facilities and overhead costs.
Selling, general, and administrative
Selling, general, and administrative expenses consist primarily of personnel costs and the related overhead costs to support the Company’s staff across the corporate functions of sales, executive, finance, human resources, information technology, internal operations and legal, as well as sales commissions, third-party professional fees, bad debt expense, marketing and promotional activities, travel, and allocated costs for facilities and overhead costs.
Acquisition costs
Acquisition costs relate primarily to transaction expenses incurred in relation to the Company’s acquisitions.
Depreciation and amortization
Depreciation and amortization costs include allocated depreciation of the Company’s property and equipment and amortization of customer relationship and trademark intangible assets.
Advertising Expense
Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $0.7 million and $1.2 million for the three and six months ended June 30, 2021 and $0.2 million and $1.4 million for the three and six months ended June 30, 2020, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
Foreign Currencies
The functional currency of our foreign entities is the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. The gains and losses resulting from such remeasurements are classified within other expense (income) – net in the Company’s consolidated statements of operations and comprehensive loss in the period of occurrence.
The assets and liabilities of our foreign entities are translated into the Company’s reporting currency, US dollars, at exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rate. Adjustments resulting from translating foreign entity’s financial statements into US dollars are included in accumulated other comprehensive income (loss) as a separate component of members’ equity.
Foreign currency exchange gains and losses are recorded within other expense, net. For the three and six months ended June 30, 2021 foreign currency transaction gains were $0.2 million and foreign currency transaction losses were $0.2 million, respectively. For the three and six months ended June 30, 2020, foreign currency transaction losses were $0.7 million and foreign currency transaction gains were $1.1 million, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes that are recorded as an element of members’ equity but are excluded from net income (loss). The Company’s other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the US dollar as their functional currency. The Company has disclosed accumulated comprehensive income (loss) as a component of members’ equity.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has one operating and reportable segment. The Company does not have material long-lived assets in geographic areas outside of the United States.
Earnings Per Unit
The Company does not include Earnings Per Unit (“EPU”) as part of its consolidated financial statements. The Company is a single member LLC and it does not have units or shares outstanding.
The Company’s members’ equity is held solely by its parent entity. Accordingly, the Company believes that inclusion of EPU would not be relevant or provide a benefit to the users of the consolidated financial statements.
3. BUSINESS COMBINATIONS
We completed one acquisition in fiscal year 2020 and one acquisition during the six months ended June 30, 2021. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.
Fiscal 2020 Acquisition
On October 28, 2020, the Company acquired 100% of the unit capital of Hoonuit Holdings, LLC (“Hoonuit”), a privately held company operating entirely in the US. Hoonuit is a leading K-12 analytics and data management solution. The purpose of the acquisition is to incorporate Hoonuit’s advanced analytics and data management tools with PowerSchool’s existing suite of education technology solutions.
The total purchase price was $81.1 million, all of which was provided in the form of cash consideration. Transaction costs of $2.4 million were incurred related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.

The Company has accounted for this acquisition as a business combination. The acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Consideration	$81,101
Cash	5,227
Accounts receivable	5,737
Prepaid expenses and other assets	643
Property and equipment	300
Intangible assets	26,500
Accounts payable	1,958
Accrued expenses	2,414
Deferred revenue	5,024
Other	7
Non-current tax payable	2,202
Goodwill	$54,300
The Company recorded $54.3 million of goodwill arising from the acquisition of Hoonuit, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by adding new schools and further creating a comprehensive education technology portfolio as well as margin improvements resulting from market participant synergies and operating leverage as sales increase. This business combination did not have a material impact on the Company’s consolidated financial statements (individually or in the aggregate during the 2020 fiscal period). Therefore, historical results of operations subsequent to the acquisition date and pro forma results of operations have not been presented. Refer to Footnote 8 below for information regarding changes to goodwill within the measurement period.
Fiscal 2021 Acquisition
On March 3, 2021, the Company acquired 100% of the equity interests of Hobsons, Inc. (“Hobsons”). Hobsons’ businesses comprised of Naviance and Intersect. Naviance is a college, career, and life readiness solution used by students across U.S. schools for assessing and developing students’ interests and competencies in preparation for life after high school. Intersect is an innovative admissions solution connecting Naviance students to their best-fit higher education opportunities. The purpose of the acquisition was to enhance and expand the PowerSchool product offering.
The total purchase price for Hobsons was $318.9 million, which was paid in cash. Transaction costs of $4.9 million were incurred in the three and six months ended June 30, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.
The Company has accounted for this acquisition as a business combination in accordance with ASC 805. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill. The preliminary calculations and valuations of fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions which may be subject to change as we obtain additional information. The areas that remain preliminary relate to the fair values of the identified intangible assets acquired, deferred tax liabilities and deferred revenue assumed. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Consideration	$318,861
Accounts receivable	8,058
Prepaid expenses and other assets	13,967
Property and equipment	670
Other assets	26
Intangible assets	127,400
Accounts payable	1,814
Accrued expenses	4,427
Deferred revenue	29,618
Deferred taxes	29,465
Goodwill	$234,064
The Company recorded $234.1 million of goodwill, arising from the acquisition, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a fully comprehensive education technology portfolio for educators, students and parents as well as margin improvements resulting from market participant synergies and operating leverage as sales increase.
The Company believes it is not practicable to provide pro forma statements of operations of the combined business as if the acquisition had been completed at an earlier date as it would require significant estimates and assumptions without the use of hindsight that could be misleading. This is due to seller’s lack of historical financial information sufficient to produce such pro forma statements given that the Company purchased specific businesses that were not segregated in the seller’s financial records and for which separate carve-out financial statements were not readily available.
4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

SaaS	$94,823	$59,899	$170,652	$119,594
Professional services	16,083	11,841	29,036	22,404
Software maintenance	26,940	28,634	54,202	56,660
License and other	7,557	2,762	9,660	4,553
Total revenue	$145,403	$103,136	$263,550	$203,211
Revenue recognized for the three and six month period ended June 30, 2021 and 2020 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

United States	$134,061	$94,115	$241,811	$186,090
Canada	9,392	7,303	17,668	14,076
Other	1,950	1,718	4,071	3,045
Total revenue	$145,403	$103,136	$263,550	$203,211

Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	June 30, 2021	December 31, 2020

Balance at beginning of period	$235,190	$198,665
Decrease from revenue recognized	(177,843)	(194,930)
Increase from acquisitions	25,880	5,024
Increase from current year net deferred revenue additions	90,943	226,431
Balance at end of period	$174,170	$235,190
As of June 30, 2021, the Company expects to recognize revenue on approximately 98% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts that are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	June 30, 2021	December 31, 2020

Contract costs, current	$4,111	$2,903
Contract costs, noncurrent	16,880	14,548
Total contract costs	$20,991	$17,451
Amortization expense for contract cost assets was $0.8 million and $1.5 million for the three and six months ended June 30, 2021 and $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. There was no impairment of contract cost assets during the period.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	June 30, 2021	December 31, 2020

Accounts receivable	$61,482	$55,846
Less allowance	(4,133)	(7,869)
Accounts receivable—net	$57,349	$47,977

The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	June 30, 2021	December 31, 2020

Allowance for doubtful accounts, beginning balance	$7,869	$6,901
Additions to (removals from) allowance for doubtful accounts	(3,712)	1,157
Writeoffs of bad debt expense	(24)	(189)
Allowance for doubtful accounts, ending balance	$4,133	$7,869
6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	June 30, 2021	December 31, 2020

Building	$7,519	$7,519
Land	294	294
Computer and software	19,549	16,544
Furniture and fixtures	2,912	2,933
Leasehold improvements	4,177	4,228
Property and equipment	34,451	31,518
Less accumulated depreciation	(17,668)	(14,449)
Property and equipment—net	$16,783	$17,069
Depreciation expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2021 and $2.0 million and $3.9 million for the three and six months ended June 30, 2020, respectively.2020
7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Gross capitalized product development costs	$91,222	$71,929
Less accumulated amortization	(20,354)	(13,035)
Capitalized product development costs—net	$70,868	$58,894
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $3.8 million and $7.3 million for the three and six months ended June 30, 2021, and $1.9 million and $3.6 million for the three and six months ended June 30, 2020, respectively.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2020	$2,213,367
Additions due to acquisitions	234,064
Other adjustments[1]	(562)
Balance—June 30, 2021	$2,446,869
_____________

1    The $0.6 million change includes adjustments of acquisition date fair value within the one-year measurement period, including a $0.1 million adjustment for the final settlement of working capital related to the Hoonuit acquisition, which had no impact to earnings in any of the periods presented. Other fair value adjustments did not have a material impact to the current-period or previous period statement of operations.
9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	June 30, 2021	Weighted- Average Useful Life	December 31, 2020	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$283,100	8 years	$239,200	8 years
Customer relationships	737,400	14 years	661,900	15 years
Trademarks	52,300	9 years	44,300	9 years
	$1,072,800		$945,400
Accumulated Amortization
Developed technology	$(83,878)		$(67,421)
Customer relationships	(127,975)		(102,408)
Trademarks	(14,800)		(12,112)
	$(226,653)		$(181,941)
Intangible Assets—Net
Developed technology	$199,222		$171,779
Customer relationships	609,425		559,492
Trademarks	37,500		32,188
	$846,147		$763,459
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the amortization expense of intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Cost of revenue	$8,603	$7,283	$16,459	$14,566
Selling, general, and administrative expense	14,931	12,356	28,262	24,714
Total amortization of acquired intangible assets	$23,534	$19,639	$44,721	$39,280

The estimated future amortization of intangible assets as of June 30, 2021, is as follows (in thousands):

Years Ending December 31,
2021 (remaining six months)	$46,590
2022	92,042
2023	92,042
2024	91,997
2025	91,862
Thereafter	431,614
Total	$846,147
10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2021	December 31, 2020

Accrued compensation	$25,345	$29,345
Accrued interest	3,025	2,779
Accrued taxes	1,489	3,517
Other accrued expenses	29,694	18,057
Total accrued expenses	$59,553	$53,698
11. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
Long-Term Debt—The following table presents the outstanding long-term debt (in thousands):

	June 30, 2021	December 31, 2020

Total outstanding principal—First Lien	$755,625	$759,500
Total outstanding principal—Incremental Facility	69,125	69,475
Total outstanding principal—Second Lien	365,000	365,000
Total outstanding principal—Bridge Loan	320,000	—
Total outstanding principal	1,509,750	1,193,975
Less current portion of long-term debt	(8,450)	(8,450)
Less unamortized debt discount	(4,456)	(4,941)
Less unamortized debt issuance costs	(21,370)	(20,258)
Total long-term debt—net	$1,475,474	$1,160,326
First Lien Credit Agreement (“First Lien”)
On August 1, 2018, the Company entered into a loan agreement with a consortium of lenders which provided $775.0 million of term loans. The First Lien was issued at a discount of $1.9 million which was deducted from the carrying amount. The Company is amortizing the discount over the term using the effective interest method.
Debt issuance costs of $18.7 million were recorded as a reduction to the face amount of the First Lien. The principal amounts of the initial term loans are payable on the last business day of each March, June, September, and December commencing on March 31, 2019, in an amount equal to 0.25% of the amount outstanding on the August 1, 2018, the closing date. The First Lien matures on July 31, 2025.
The interest rate for Eurocurrency loans under the First Lien is the rate per annum equal to the LIBOR, as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is 3.25% per annum in the case of Eurocurrency loans. The interest rate for the First Lien as of June 30, 2021 and December 31, 2020 was 3.33% and 3.40%, respectively.
The First Lien is collateralized on a first lien basis by certain assets and property of the Company.
Second Lien Credit Agreement (“Second Lien”)
On August 1, 2018, the Company entered into a loan agreement with a consortium of lenders that provided $365.0 million of term loans. The Second Lien was issued at a discount of $3.7 million which was deducted from the carrying amount. The Company is amortizing the discount over the term using the effective interest method.
Debt issuance costs of $11.0 million were deducted from the face amount of the Second Lien. The principal amounts of the term loans are payable on the maturity date which is July 31, 2026.
The interest rate for the Eurocurrency component of the Second Lien is the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin (Eurocurrency Rate). The applicable margin is 6.75% per annum in the case of Eurocurrency loans. The interest rate for the Second Lien as of June 30, 2021 and December 31, 2020 was 6.82% and 6.90%, respectively.
The Second Lien is collateralized by certain assets and property of the Company on a junior basis to the First Lien and the Incremental Facility described below.
Incremental Term Facility Amendment No. 1 (“Incremental Facility”)
On November 22, 2019, the Company entered into an incremental loan agreement to the First Lien which provided for $70.0 million of incremental first lien term loans. The Incremental Facility was issued at a discount of $1.4 million which was deducted from the carrying amount. The Company is amortizing the discount over the term using the effective interest method.
Debt issuance costs of $0.5 million were deducted from face amount of the Incremental Facility. The principal amounts of the Incremental Facility are payable on the last business day of each March, June, September, and December commencing on June 30, 2020, in an amount equal to 0.25% of the amount outstanding on November 22, 2019, the close date. The Incremental Facility matures at the same time as the First Lien, on July 31, 2025.
The interest rate for Eurocurrency loans under the Incremental Facility is the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, with a floor of 1.00%, plus the applicable margin. The applicable margin is 4.50% per annum in the case of Eurocurrency loans. The interest rate for the Incremental Facility as of June 30, 2021 and December 31, 2020 was 5.50%, and 5.50%, respectively.
The Incremental Facility is collateralized by certain assets and property of the Company on a pari passu basis with the First Lien.
Bridge Loan Credit Agreement (the “Bridge Loan”)
On March 3, 2021, the Company entered into the Bridge Loan Credit Agreement for an aggregate principal amount of $320.0 million in connection with its Hobsons acquisition. The Company incurred $0.5 million of issuance fees paid to third parties and $4.8 million in fees paid to lenders. The Bridge Loan matures on August 31, 2022.
The interest rate for Eurocurrency loans is the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The initial margin is 3.00% per annum in the case of Eurocurrency loans. The interest rate for the Bridge Loan as of June 30, 2021 was 3.08%.
The Bridge Loan is collateralized by certain assets and property of the Company.

Maturities on long-term debt as of June 30, 2021 are as follows (in thousands):

Years Ending December 31,
2021 (remaining six months)	$4,225
2022	328,450
2023	8,450
2024	8,450
2025	795,175
Thereafter	365,000
Total	$1,509,750
Revolving Credit Agreement
On August 1, 2018, the Company entered into a Revolving Credit Agreement allowing the Company to borrow from time to time. On November 25, 2020, the Company amended its Revolving Credit Agreement to increase its borrowing capacity by $60.0 million to $180.0 million. On March 30, 2021, the Company further amended its Revolving Credit Agreement to increase its borrowing capacity, effective upon consummation of the IPO, by $109.0 million to $289.0 million and extended the maturity date to May 2, 2025 from July 31, 2023. Pricing and other terms and conditions of the Revolving Credit Agreement remain unchanged.
Under the terms of the agreement, the Company was permitted to borrow up to $180.0 million as of June 30, 2021 and December 31, 2020, respectively. Issuance costs were $2.7 million. The interest rate is the rate per annum equal to the LIBOR, as administered by the ICE for deposits in dollars plus the applicable margin. The applicable margin is 3.25% per annum.
During the six months ended June 30, 2021, the Company borrowed $55.0 million on the Revolving Credit Agreement. The balance of the revolving credit facility as of June 30, 2021 and December 31, 2020 was $95.0 million and $40.0 million, respectively. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum, payable quarterly in arrears.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of December 31, 2020, the Company had $40.0 million outstanding which is less than 35% of the borrowing capacity. As of June 30, 2021, the Company had $95.0 million outstanding which is greater than 35% of the borrowing capacity however, the First Lien Net Leverage Ratio was 5.69 to 1.00.

See Note 17 to our condensed consolidated financial statements for a description of the repayment of certain of the outstanding debt as of June 30, 2021 with proceeds from the IPO.
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. The Company’s gross amount of assets recorded and future minimum lease payments due under capital leases was not material for any of the periods presented. Rent expense was $2.0 million and $4.0 million for the three and six months ended June 30, 2021 and $2.1 million and $4.2 million for the three and six months ended June 30, 2020, respectively.

Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2021 are as follows (in thousands):

Years Ending December 31,
2021 (remaining six months)	$4,459
2022	5,904
2023	3,131
2024	2,251
2025	941
Thereafter	225
Total	$16,911
Other contractual obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $64.6 million through 2026.

Sale-leaseback Transactions
In October 2019, the Company entered into a sale-leaseback arrangement for one of its facilities, under which the Company sold the property at below-market value, and subsequently leased back the property at a below-market rent. Due to the existence of a prohibited form of continuing involvement, this transaction did not qualify for sale-leaseback accounting and as a result has been accounted for as a financing transaction under lease accounting standards. Under the financing method, until the related lease is terminated, the assets will remain on its balance sheets, and proceeds received from the sale are reported as financing obligations. As of June 30, 2021 and December 31, 2020, the balance of the remaining financing obligations was $4.5 million. At the end of the leaseback period, or when continuing involvement under the leaseback agreement ends, this transaction will be reported as a noncash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $1.7 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively.
Indemnification
The Company enters into indemnification arrangements within customer contracts as part of the ordinary course of its business. Under the Company’s standard contractual terms, these arrangements typically consist of the Company agreeing to indemnify, hold harmless and reimburse the indemnified customer(s) for losses suffered or incurred directly, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally concurrent with the term of the contract, but in some cases, may survive the expiration or termination of the underlying contract. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.
The Company carries Directors and Officers insurance policies pursuant to the Company’s certificate of formation, bylaws, and applicable Delaware law.

Legal Proceedings
From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements, and (ii) the range of loss can be reasonably estimated. As of June 30, 2021 and December 31, 2020, there were no material reserves for estimated legal obligations.
13. UNIT-BASED COMPENSATION
The Company has historically maintained an equity incentive plan for purposes of retaining and incentivizing certain employees of the Company. Up to 37,999,757 award units were authorized to be issued as of June 30, 2021. If a liquidity event occurs, holders of vested awards begin sharing in the proceeds of the liquidity event once the total amount distributed to early investors reach specified liquidation thresholds. Any excess is distributed pro rata among the investment group and the unitholders. Unitholders do not have to exercise the award or pay any consideration to participate in pro rata distributions. The Company’s parent entity is required to settle any vested awards upon a liquidity event as all awards represent profits interests in that entity. Under no circumstances is the Company obligated to reimburse its parent entity for any required payments made to holders of vested awards.
Management Incentive Units (MIU)
The Company provides for the granting of MIUs. MIUs are designed as profits interests, which entitle a holder to receive distributions in excess of a specific participation threshold, subject to the provisions of the agreement with its parent entity. The participation threshold is set at the time of grant and typically reflects the fair value of the Company at the date of grant. MIUs granted consist of a combination of time- based units (approximately 60% of the total as of December 31, 2020), which vest over a four-year period and performance-based units based on the equity value of the Company if a liquidity event occurs (approximately 40% of the total as of December 31, 2020). In the six months ended June 30, 2021, there have been no additional MIU grants. The performance condition occurs upon the date on which a certain equity return multiple has been met, provided that the employee is and has been continuously employed. All MIUs with a performance condition that are not vested shall terminate on (i) the first date following an IPO on which our majority owners, Vista and Onex (defined in Note 15 to our condensed consolidated financial statements), beneficially own, in the aggregate, less than 25% of the total number of equity securities that they owned on the date of the IPO and (ii) the date on which a sale of the Company occurs.
See Note 17 to our condensed consolidated financial statements for a description of the exchange and treatment of the MIUs following the IPO.

As of June 30, 2021, the Company recognizes compensation expense for time-based units on a straight-line basis over the respective requisite service periods of the awards. For performance-based units, where vesting is contingent upon both a service and a performance condition, compensation expense is recognized over the respective requisite service period of the award when achievement of the performance condition is considered probable. As the performance-based vesting condition is not deemed probable, no expense has been recorded for the three and six months ended June 30, 2021 and 2020. In the event the employee is terminated, the Company may, at its option, repurchase the MIUs under the terms of the agreement with its parent entity. Vested MIUs have no expiration date.
MIU activity for the six months ended June 30, 2021 is as follows:

	Number of Underlying Units	Weighted-Average Grant-Date Fair Value
Outstanding—December 31, 2020	28,143,250	$1.25
Units canceled	(166,430)	$1.28
Outstanding—June 30, 2021	27,976,820	$1.26
Vested—December 31, 2020	9,069,112	$1.28
Vested—June 30, 2021	11,021,997	$1.27

Units cancelled during the six months ended June 30, 2021 include a $0.4 million repurchase of management incentive units from former PowerSchool employees . The aggregate intrinsic value of the outstanding MIUs at June 30, 2021 and December 31, 2020 is approximately $71.3 million and $139.1 million, respectively.
The Company uses the Black-Scholes option-pricing model to determine the fair value of the MIUs. The determination of the fair value using the Black-Scholes option-pricing model is affected by the Company’s estimated common unit price, as well as by assumptions regarding several complex and subjective variables. These variables include the Company’s expected unit price volatility over the term of the MIU, expected dividend yield, risk-free interest rates, and expected term.
The fair value of MIUs granted during the year was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30, 2021	Year-ended December 31, 2020

Volatility	—	45.0%
Expected dividend yield	—	—%
Risk-free rate	—	1.56%
Expected term (in years)	—	1.5 years
Fair value of underlying unit	—	$0.92 - $1.04
The assumptions and estimates were determined as follows:
Fair value of units - As the Company’s participating units are not publicly traded, the fair value was determined by the Company’s board of directors, with input from management and valuation reports prepared by third-party valuation specialists.
Expected volatility - The Company performed an analysis using the average historical volatilities of a peer group of representative unrelated public companies with sufficient trading history over the expected term to develop an expected volatility assumption.
Expected term - The expected term is the estimated holding period of the MIUs established based on the Company’s expectations of the time to a liquidity event.
Risk-free interest rate - The risk-free interest rate for the expected term of the MIU is based on the U.S. Treasury yield curve whose term is consistent with the expected life of the MIU at the time of grant.
Expected dividend yield - The Company has never declared or paid cash dividends and does not presently plan to pay cash dividends, as such, the expected dividend yield was zero.
The following table presents the classification of MIU-based compensation related to MIUs in the Company’s accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue
Subscription and support	$9	$17	$19	$33
Service	70	64	141	128
Research and development	240	240	478	484
Selling, general, and administrative	1,054	1,089	2,099	2,177
Total MIU-based compensation	$1,373	$1,410	$2,737	$2,822

As of June 30, 2021, the total future compensation cost related to unvested units is $6.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Participating Units
On August 1, 2020, and August 1, 2019, the Company’s board of directors approved to grant a total of 39,688 and 37,058 participating units to a Board Member at $5.89 and $4.46 per share, respectively. The per-share amount reflects the fair value of the Company’s participating units on the date of grants. The compensation expense related to these grants were less than $0.1 million and $0.1 million in the three and six months ended June 30, 2021, and less than $0.1 million and $0.1 million for in the three and six months ended June 30, 2020, respectively. The expense is included in selling, general, and administrative expense.
Long-Term Incentive Plan (LTIP)
On August 1, 2018, the Company approved a Long-Term Incentive Plan that granted incentives to key members of management. The incentives are payable in cash and vest only when a qualified event has occurred, including sale of at least 50% of the investors’ equity interest or upon an initial public offering only if the aggregate shares sold in the public offering represent at least 50% of the investors’ equity interest, and a certain equity return multiple has been met with respect to the LTIP provided that the employee is and has been continuously employed. No compensation expense was recorded related to these LTIPs for the three or the six months ended June 30, 2020 and 2021, as the performance based vesting provisions were not probable at this time. The aggregate intrinsic value of the outstanding LTIP as of June 30, 2021 and December 31, 2020 is $5.5 million and $10.7 million, respectively.
14. INCOME TAXES

The Company recorded income tax benefit of a $1.7 million and $17.3 million for the three and six months ended June 30, 2021, respectively, and insignificant amounts for the three and six months ended June 30, 2020. The Company’s effective tax rate of 89.4% for the six months ended June 30, 2021 differs from the U.S. statutory rate primarily due to a valuation allowance release as a result of the business combination completed during the six month period. The business combination resulted in the recognition of a net deferred tax liability, which is as a source of future taxable income to realize a portion of the Company’s existing deferred tax assets. As such, a portion of the valuation allowance was released, resulting in an income tax benefit of $11.7 million.

As of June 30, 2021, the Company had gross unrecognized tax benefits of $1.7 million, all of which, if recognized, would impact the effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits are not material to the consolidated financial statements in all periods presented.
15. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were $0.1 million and $0.1 million, for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2020, respectively. Following the IPO, we may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for all periods presented. We will terminate these management arrangements following the completion of the IPO. Total aggregate amounts due to Vista and Onex entities were $0.1 million as of June 30, 2021 and December 31, 2020.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $0.3 million and $0.7 million for all other services purchased from entities with common ownership for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2020, respectively. Substantially all of the Vista services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were less than $0.1 million and $1.2 million as of June 30, 2021 and

December 31, 2020, respectively, and are included in account payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the United States and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the first 12-month period was $32.4 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized the revenue from the customers on a gross basis as it is considered principal in the arrangement. The Company also recognized $2.4 million and $3.2 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and six months ended June 30, 2021, respectively.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company will provide certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoices EAB on a monthly basis for these agreed upon services. Additionally, the Company may cross charge EAB for direct expenses incurred by us on EAB’s behalf and collect cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. As of June 30, 2021, the Company had a net amount receivable of $0.8 million. This amount was recorded in prepaid expenses and other current assets in the consolidated balance sheet.
On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Use and Access Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense which is being amortized monthly over the term of the agreement in selling, general and administrative expense line item on our consolidated statement of operations. The Company recognized rent expense in the amount of $0.3 million for the three and six months ended June 30, 2021 related to the upfront fee.
16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the three and six months ended June 30, 2021 of $2.3 million and $4.3 million respectively, and $1.9 million and $3.6 million for the three and six months ended June 30, 2020, respectively.
17. SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheets date through September 9, 2021, the date at which the consolidated financial statements were available to be issued.

(a) Organizational Transactions and IPO

On July 17, 2021, in connection with the Organizational Transactions described below, PowerSchool Holdings, Inc. (“PubCo”) amended and restated its certificate of incorporation to authorize (i) 50,000,000 shares of preferred stock, par value $0.0001 per share, (ii) 500,000,000 shares of Class A common stock, par value $0.0001 per share, and (iii) 300,000,000 shares of Class B common stock, par value $0.0001 per share. At the completion of the IPO and following the exercise of the underwriters option to purchase additional shares, there were 158,473,360 shares of Class A common stock outstanding and 39,928,472 shares of Class B outstanding.

On July 30, 2021, PubCo completed the IPO of 39,473,685 shares of Class A common stock, par value $0.0001 per share, at an offering price of $18.00 per share, and received $673.2 million in IPO proceeds, net of $37.3 million in underwriting discounts and commissions.

In connection with the consummation of the IPO on July 30, 2021, PubCo consummated the following Organizational Transactions:

•Holdings LLC's operating agreement was amended and restated to (i) modify its capital structure by replacing the membership interests currently held by its existing owners with a new class of membership interests (“LLC Units”) held initially by Severin Topco LLC (“Topco LLC”), a portion of which have a participation threshold (the “Participation Units”) and (ii) appoint PubCo as the sole managing member of Holdings LLC.

•PubCo engaged in a series of transactions that resulted in holders of time-based management incentive units (“MIUs”) in Topco LLC receiving, in the aggregate, (i) 1,208,770 shares of unrestricted Class A common stock and (ii) 657,661 restricted shares of Class A common stock in exchange for vested and unvested time-based MIUs, respectively. The restricted shares are subject to the same time-based vesting schedule. The existing performance-based MIUs will remain as non-voting limited liability company interests in Topco LLC. In connection with the Organizational Transaction, the vesting conditions on these MIUs were modified.

•PubCo issued 39,928,472 shares of Class B common stock, par value $0.0001 per share, which provides no economic rights, to Topco LLC, on a one-to-one basis with the number of LLC Units (other than Participation Units) the Company owns, for nominal consideration.

•Certain entities (the “Blocker Entities”) through which the funds associated with Onex Partners Manager LP and Vista Equity Partners, known collectively as the “Principal Stockholders”, hold their ownership interests in Topco LLC, engaged in a series of transactions (the “Blocker Contributions”) that resulted in each of the Blocker Entities becoming subsidiaries of PubCo.

•PubCo entered into an exchange agreement (the “Exchange Agreement”) with Topco LLC pursuant to which Topco LLC is entitled to exchange LLC Units (other than Participation Units), together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at its election, for cash from a substantially concurrent public offering or private sale (based on the price of its Class A common stock in such public offering or private sale). Participation Units may be exchanged for a number of shares of Class A common stock equal to the then current value of a share of Class A common stock less the applicable participation threshold multiplied by the number of Participation Units being exchanged, divided by the then current value of Class A common stock.

•PubCo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Topco LLC, and the Principal Shareholders that provides for the payment by PubCo to Topco LLC and the Principal Shareholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes.

As a result of the Organizational Transactions described above, (i) the investors in the IPO own approximately 39,473,685 shares of the Class A common stock in PubCo; (ii) Topco LLC owns 39,928,472 LLC Units (other than Participation Units), 39,928,472 shares of Class B common stock, and 3,730,246 Participation Units in PubCo; (iii) Class A common stock collectively represents approximately 79.3% of the voting power in PubCo; and (iv) Class B common stock collectively represents approximately 20.7% of the voting power in the PubCo.

PubCo’s corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is commonly used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure, together with the Tax Receivable Agreement, allows the owners of Holdings LLC at the time of the IPO to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of Holdings LLC that is allocated to such owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the LLC Units that the owners at the time of the IPO will continue to hold are exchangeable for shares of Class A common stock or, at its option, for cash, the Up-C structure also provides the owners of Holdings LLC at the time of the IPO potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

On August 2, 2021, we changed our name from Severin Holdings, LLC to PowerSchool Holdings LLC.

(b) Exercise of Underwriters’ Option

On August 10, 2021, the underwriters exercised the option to purchase an additional 5,447,581 shares of PubCo’s Class A common stock and we received an additional $92.9 million in the proceeds upon exercise of this option, net of $5.1 million in underwriting discounts and commissions.

(c) Omnibus Incentive plan

On July 27, 2021, we approved the 2021 Omnibus Incentive plan ("2021 Plan”), which reserves 19,315,000 shares of PubCo’s Class A common stock. The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.

(d) Issuance of Restricted Stock Units

In connection with the completion of the IPO, and under the 2021 Plan, PubCo granted 3,203,671 restricted stock units ("RSUs") to certain employees and independent directors. The amounts include (i) 3,178,672 RSUs issued to certain employees with each award vesting 25% on the first anniversary of the grant date and in equal quarterly installments for the 36-month period thereafter, subject to the applicable employee’s continued service through the vesting date and (ii) 24,999 RSUs issued to certain of our independent directors that vest on the first anniversary of the grant date, subject to the applicable director's continued service through the vesting date.

(e) Long-Term Debt and Revolving Credit Agreement

Using primarily the net proceeds of the IPO and our cash from operations, in August 2021 we repaid in full the $320.0 million outstanding principal on our Bridge Loan, $365.0 million outstanding principal on our Second Lien and $69.1 million outstanding principal of our Incremental Facility. Upon repayment of the loans, we recognized a loss on the loan extinguishment resulting from the write-off of the related unamortized issuance costs and discounts. Additionally, in August 2021, we also repaid $85.0 million of our outstanding balance under the Revolving Credit Agreement.

Upon the consummation of the IPO, the borrowing capacity under our Revolving Credit Agreement was increased by $109.0 million to a total of $289.0 million and the maturity date of the agreement was extended to May 2, 2025 from July 31, 2023. In connection with the increase of the borrowing capacity, we paid a revolver fee of $0.4 million, which was recorded as capitalized debt issuance cost on our consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” our prospectus dated July 27, 2021, filed in connection with our initial public offering. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “PowerSchool” and similar references refer to: (1) on or following the consummation of the IPO and related organizational transactions, to PowerSchool Holdings, Inc. and its consolidated subsidiaries, including PowerSchool Holdings, LLC (previously known as Severin Holdings, LLC) (“Holdings LLC”), and (2) prior to the consummation of the IPO and the related organizational transactions to Holdings LLC and its consolidated subsidiaries.

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. We serve more than 12,000 customers, including 93 of the 100 top districts by student enrollment in the United States, have 30 state-,province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
PowerSchool’s cloud platform is the most comprehensive, integrated, enterprise-scale suite of solutions purpose-built for the K-12 market. Our cloud-based technology platform helps our customers efficiently manage state reporting and related compliance, special education, finance, HR, talent, registration, attendance, funding, learning, instruction, grading, college and career readiness, assessments and analytics in one unified platform. Through our integrated technology approach, we are positioned to streamline operations, aggregate disparate data sets, and develop insights using predictive modelling and machine learning. Our ability to transform information into actionable insights improves the efficiency of school operations, the quality of instruction delivered by teachers, and the pace of student growth, generating a profound effect on K-12 educational outcomes.
We have created a strong competitive moat by investing over the past 20 years to build, maintain and continuously update our K-12 regulatory compliance reporting capabilities that solve state-specific, funding-related regulatory pain points for our customers. This investment is currently supported by a team of approximately 140 in our broader R&D organization of approximately 1,038 individuals.
Building the PowerSchool Platform
Our focus and strategy on delivering a comprehensive, integrated platform led to years of coordinated efforts to build an expansive suite of core capabilities required by our customers. Starting as the first web-based SIS, we combined our deep domain expertise in K-12 education with over twenty years of innovation and disciplined acquisition activity to become the core K-12 software platform, with a full suite of cloud-based offerings across student information, enrollment, learning management, assessment, special education, finance, HR and talent management.
Since 2015, we completed 12 strategic acquisitions to thoughtfully build out our Unified Platform of K-12 software solutions, building upon years of leadership:
•Acquisition of Infosnap in 2015, adding a leading K-12 enrollment solution;
•Acquisition of Interactive Achievement in 2016, establishing our presence in K-12 student assessment and analytics;
•Acquisition of SRB in 2016, enhancing scale in K-12 SIS and ERP solutions in Canada;
•Acquisition of Sungard K-12 in 2017, adding a scaled K-12 ERP solution in the U.S.;

•Acquisition of PeopleAdmin in 2018, adding leading talent management and student assessment and analytics solutions;
•Acquisition of Schoology in 2019, adding the leading K-12 LMS;
•Acquisition of Hoonuit in 2020, adding an advanced data management and analytics solution for K-12;
•Acquisition of Naviance and Intersect in 2021, adding the leading college and career readiness solution for K-12; and
•Four other smaller acquisitions.
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a Unified Platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 83.7% of our total revenue as of June 30, 2021 and over 75% of ARR (as defined below) generated from cloud- based solutions.
We generally price our SaaS and license agreements at individually negotiated rates with occasional discounts, typically for multi-solution sales or to help districts meet their budget and funding timing constraints. Contracts are typically sold on a three-year basis with one-year rolling renewals and annual price escalators. We typically invoice our customers annually, in advance, for subscription fees and maintenance, while a portion of customers are billed semiannually, quarterly, or monthly. SaaS revenues are recognized over time to appropriately reflect progress towards full completion of our performance obligations.
To help customers go live with our software and achieve success, we offer professional services such as professional consultation, implementation, customization and training services as requested by our customers. Revenue from these services is primarily classified as non-recurring revenue, with a portion of the revenue consisting of recurring managed services classified as recurring revenue. For our SaaS business, these services generally take less than one year to complete.
Our total revenues were $145.4 million and $263.6 million for the three and six months ended June 30, 2021, respectively, and $103.1 and $203.2 million for the three and six months ended June 30, 2020 representing a 41.0% and 29.7% growth rate, respectively. Our subscriptions and support revenue were $121.8 million and $224.9 million or 83.7% and 85.3% of total revenues for the three and six months ended June 30, 2021, up from $88.5 million and $176.3 million or 85.8% and 86.7% of total revenues for the three and six months ended June 30, 2020, respectively, representing a 37.5% and 27.6% growth rate. Our gross profit was $85.6 million and $151.9 million for the three and six months ended June 30, 2021, and $57.1 million and $112.7 million for the three and six months ended June 30, 2020, respectively. Due to our continuing investment in building our software platform, we recorded net loss attributable to PowerSchool of $2.5 million and $2.1 million in the three and six months ended June 30, 2021, and $12.4 million and $29.3 million for the three and six months ended June 30, 2020, respectively. Our adjusted EBITDA was $50.2 million and $87.9 million or 34.5% and 33.3% of total revenues for the three and six months ended June 30, 2021, and $31.6 million and $60.7 million or 30.7% and 29.9% of total revenues for the three and six months ended June 30, 2020, respectively. Our adjusted gross profit was $99.6 million and $178.4 million or 68.5% and 67.7% of total revenues for the three and six months ended June 30, 2021, and $67.3 million and $132.4 million or 65.2% and 65.2% of total revenues for the three and six months ended June 30, 2020, respectively.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate of 108.0% as of June 30, 2021, compared to 107.0% as of June 30, 2020.
Attract New Customers in North America
We believe there is significant opportunity to increase market adoption of our Unified Platform by new customers. Our ability to attract new customers is dependent upon a number of factors including the features and pricing of our competitors’ offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, the marketing and deploying of our software solutions, and the growth in demand of cloud-based technology solutions in K-12 education. We intend to expand our customer base by continuing to make significant and targeted investments in direct sales and marketing to attract new customers and to drive broader awareness of our software solutions. As of June 30, 2021, we had more than 12,000 customers spanning every type of K-12 organization, including state Departments of Education, public districts, charter schools, independent schools, virtual schools and more, of a broad range of sizes.
Continue to Expand Into Complementary Adjacencies
Since 2015, we have acquired and successfully integrated 12 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. M&A is core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
Sustain Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership to maintain our competitive advantage. We believe that we have built a highly differentiated Unified
Platform that will position us to further extend the adoption of our platform and solutions. We intend to continue to invest in building additional solutions, features and functionality that expand our capabilities and facilitate the extension of our Unified Platform to new adjacencies. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive solutions and market expansion. Our future success is dependent on our ability to successfully develop, market and sell existing and new solutions to both new and existing customers.
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of June 30, 2021, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition- related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Key Business Metrics
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annualized Recurring Revenue (“ARR”)
ARR represents the annualized value of all recurring contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term, one-time discounts given to help customers meet their budgetary and cash flow needs and the sales mix for recurring and non-recurring revenue. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast, and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
We closed the quarter ended June 30, 2021 with ARR of $526.6 million compared to $402.9 million as of June 30, 2020. Over 75% of the ARR as of June 30, 2021 was generated from cloud-based solutions.
Net Revenue Retention Rate
We believe that our ability to retain and grow recurring revenues from our existing customers over time strengthens the stability and predictability of our revenue base and is reflective of the value we deliver to them through upselling and cross selling our solution portfolio. We assess our performance in this area using a metric we refer to as Net Revenue Retention Rate. For the purposes of calculating Net Revenue Retention Rate, we exclude from our calculation any changes in ARR attributable to Intersect customers, as this product is sold through our channel partnership with EAB and is pursuant to annual revenue minimums, therefore the business will not be managed based on Net Revenue Retention. We calculate our dollar-based Net Revenue Retention Rate as of the end of a reporting period as follows:
•Denominator. We measure ARR as of the last day of the prior year comparative reporting period.
•Numerator. We measure ARR from renewed and new sale opportunities booked as of the last day of the current reporting period from customers with associated ARR as of the last day of the prior year comparative reporting period.
The quotient obtained from this calculation is our dollar-based net revenue retention rate. Our Net Revenue Retention Rate provides insight into the impact on current year recurring revenues of expanding adoption of our solutions by our existing customers during the current period. Our Net Revenue Retention is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity.
We closed the twelve-month period ended June 30, 2021 with a Net Revenue Retention Rate of 108.0%, compared to 107.0% as of June 30, 2020. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

Components of Results of Operations
Revenues
We recognize revenue under Accounting Standard Codification Topic 606 (“ASC 606”) and 340-40 (“ASC 340-40”). Under ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

Subscriptions and Support. Subscriptions and support revenues consist primarily of fees from customers accessing our solutions. We expect subscriptions and support revenues to increase because of continued new and existing customer sales efforts and high net retention.
Service. Service revenues consist primarily of fees related to new product implementations, customizations and customer training. We expect service revenues to increase because of continued growth in new product sales, which result in additional implementation and training services.
License and other. License and other revenues consist primarily of one-time perpetual license and partner royalty fees or reseller arrangements. We expect license and other revenues to remain consistent period over period.
Cost of Revenue
Cost of revenue consists primarily of employee compensation costs for employees associated with supporting our subscription, support, success and professional services arrangements and certain third-party expenses. Employee compensation and related costs include cash compensation and benefits to employees, costs of third-party contractors and associated overhead costs. Third-party expenses consist of cloud infrastructure costs, third-party licensing costs, and other expenses directly associated with our customer support. We expect cost of revenues to increase in absolute dollars as we continue to hire personnel, to provide hosting services, technical support, customer success and consulting services to our growing customer base.
Operating Expenses
Research and development. Research and development expenses consist primarily of personnel costs. Research and development expenses also include costs associated with contractors and consultants, equipment and software to support our development and quality assurance teams and overhead expenses. We will continue to invest in innovation and offer our customers new solutions to enhance our existing platform. See the section “Business—Research and Development” for more information.
Selling, general, and administrative. Selling, general, and administrative expenses consist primarily of employee compensation and benefits costs for corporate personnel, such as those in our executive, legal, human resource, facilities, accounting and finance and information technology departments. In addition, general and administrative expenses include third-party professional fees and principal stockholder-related costs, as well as all other supporting corporate expenses not allocated to other departments. We expect our selling, general, and administrative expenses to increase on an absolute dollar basis as our business grows. Also, following the completion of the IPO, we expect to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and professional services.
Acquisition costs. Acquisition costs consist primarily of third-party professional fees incurred in conjunction with acquisitions.
Interest Expense, Net
Interest expense consists primarily of interest payments on our outstanding borrowings under our First Lien, Second Lien, Incremental Facility, Bridge Loan and Revolving Credit Agreement.
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$121,763	$88,533	$224,854	$176,254
Service	16,083	11,841	29,036	22,404
License and other	7,557	2,762	9,660	4,553
Total revenue	145,403	103,136	263,550	203,211
Cost of Revenue:
Subscription and support	33,632	26,681	62,664	51,905
Service	12,795	9,438	23,489	19,040
License and other	531	320	929	615
Depreciation and amortization	12,846	9,588	24,602	18,917
Total cost of revenue	59,804	46,027	111,684	90,477
Gross Profit	85,599	57,109	151,866	112,734
Operating Expenses:
Research and development	21,929	15,836	40,474	32,927
Selling, general, and administrative	30,653	22,348	55,984	46,130
Acquisition costs	177	—	5,780	2
Depreciation and amortization	16,154	13,871	30,713	27,817
Total operating expenses	68,913	52,055	132,951	106,876
Income from Operations	16,686	5,054	18,915	5,858
Interest expense	21,297	17,400	38,559	36,951
Other expense—net	(376)	61	(233)	(1,780)
Loss before income taxes	(4,235)	(12,407)	(19,411)	(29,313)
Income tax benefit	(1,690)	(18)	(17,349)	(42)
Net loss	(2,545)	(12,389)	(2,062)	(29,271)
Other comprehensive (loss) income—foreign currency translation	(381)	183	(228)	(345)
Total other comprehensive (loss) income	(381)	183	(228)	(345)
Comprehensive loss	$(2,926)	$(12,206)	$(2,290)	$(29,616)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	84%	86%	85%	87%
Service	11	11	11	11
License and other	5	3	4	2
Total revenue	100	100	100	100
Cost of Revenue:
Subscriptions and support	23	26	24	26
Service	9	9	9	9
License and other	<1	<1	<1	<1
Depreciation and amortization	9	9	9	9
Total cost of revenue	41	45	42	45
Gross Profit	59	55	58	55
Operating Expenses:
Research and development	15	15	15	16
Selling, general, and administrative	21	22	21	23
Acquisition costs	<1	<1	2	<1
Depreciation and amortization	11	13	12	14
Total operating expenses	47	50	50	53
Income from operations	11	5	7	3
Interest expense	15	17	15	18
Other expense—net	(<1)	<1	(<1)	(1)
Loss before income taxes	(3)	(12)	(7)	(14)
Income tax benefit	(1)	(<1)	(7)	(<1)
Net loss	(2)	(12)	(1)	(14)
Other comprehensive (loss) income—foreign currency translation	(<1)	<1	(<1)	(<1)
Total other comprehensive (loss) income	(<1)	<1	(<1)	(<1)
Comprehensive loss	(2)%	(12)%	(1)%	(15)%
Discussion of Results of Operations
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Subscriptions and support	$121,763	$88,533	$224,854	$176,254
Service	16,083	11,841	29,036	22,404
License and other	7,557	2,762	9,660	4,553
Total revenue	$145,403	$103,136	$263,550	$203,211

The period-over-period increase in subscription and support revenue for the three and six months ended June 30, 2021 was approximately 38% and 28%, respectively, driven by renewals and increased sales of our solutions to existing customers, as well as revenue from the Hobsons and Hoonuit acquisitions. The period-over-period increase in service revenue for the three and six months ended June 30, 2021 was approximately 36% and 30%, respectively, driven by increased implementation and training related to sales made to existing and new customers, as well as revenue from the Hobsons and Hoonuit acquisitions. The period-over-period increase in license and other revenue for the three and six months ended June 30, 2021 was approximately 174% and 112%, respectively, driven by the Hobsons and Hoonuit acquisitions.
Total Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of Revenue:
Subscription and support	$33,632	$26,681	$62,664	$51,905
Service	12,795	9,438	23,489	19,040
License and other	531	320	929	615
Depreciation and amortization	12,846	9,588	24,602	18,917
Total cost of revenue	$59,804	$46,027	$111,684	$90,477
The period-over-period increase in subscription and support cost of revenue for the three and six months ended June 30, 2021 was driven by a $2.2 million and $4.6 million increase in cloud hosting usage and a $2.4 million and $3.8 million increase of personnel-related costs, respectively, from increased staffing and the addition of Hoonuit and Hobsons employees to our workforce. The period-over-period increase in service cost of revenue was driven by a $1.7 million and $3.3 million increase in personnel-related costs due to increased staffing and a $1.4 million and $1.5 million increase in third party costs, respectively. The increase in depreciation and amortization cost of revenue was driven by an additional year’s amortization of capitalized research and development expense.
Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating expenses:
Research and development	$21,929	$15,836	$40,474	$32,927
Selling, general, and administrative	30,653	22,348	55,984	46,130
Acquisition costs	177	—	5,780	2
Depreciation and amortization	16,154	13,871	30,713	27,817
Total operating expenses	$68,913	$52,055	$132,951	$106,876
Research and development. The period-over-period increase in research and development expense for the three and six months ended June 30, 2021 was primarily attributable to a $4.7 million and $6.2 million increase in personnel-related expenses, due to increased staffing and the addition of Hoonuit and Hobsons employees to our workforce, a $3.9 million and $4.3 million increase in third party expenses, offset by $2.2 million and $2.0 million higher capitalized research and development expense, respectively.
Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three and six months ended June 30, 2021 was primarily attributable to a $3.2 million and $5.3 million increase in personnel-related expenses due to increased staffing and the addition of Hoonuit and Hobsons employees to our workforce, a $4.5 million and $2.9 million increase in third party expenses, and a $0.8 million and $2.2 million increase in sales commissions, respectively.

Acquisition costs. The acquisition costs incurred in the three and six months ended June 30, 2021 were driven primarily by third-party professional fees incurred in conjunction with the Hobsons acquisition.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest Expense	$21,297	$17,400	$38,559	$36,951
The period-over-period increase in interest expense for the three and six months ended June 30, 2021 was primarily driven by the Bridge Loan Credit Agreement executed on March 3, 2021 to fund the acquisition of Hobsons and the higher balance on our Revolving Credit Arrangement.
Income Tax Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Income tax benefit	$(1,690)	$(18)	$(17,349)	$(42)
The period-over-period increase in income tax benefit for the three and six months ended June 30, 2021 was primarily due to a partial valuation allowance release resulting from the Hobsons acquisition. The acquisition triggered recognition of deferred tax liabilities, which could serve as a future source of income against the Company’s existing deferred tax assets and trigger the release of the related valuation allowance.
Other Expense - Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Other Expense - Net	$(376)	$61	$(233)	$(1,780)
The period-over-period fluctuations in Other Expense - Net for the three and six months ended June 30, 2021 was primarily due to a $0.9 million favorable and $1.3 million unfavorable fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances, and an increase in other income of $0.5 million and $0.2 million, respectively.

Liquidity and Capital Resources
General
PowerSchool Holdings, Inc. is a holding company with no operations of our own and, as such, we will depend on distributions by our current and future subsidiaries, including Holdings LLC, for cash to fund all of our operations and expenses. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to us or to Holdings LLC unless certain financial tests are met. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $22.5 million, which was held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk. In July 2021, we completed our IPO, pursuant to which we issued and sold 39,473,685 shares of Class A common stock and received $673.2 million in the IPO proceeds.
On August 10, 2021, we issued an additional 5,447,581 shares of our Class A common stock and received $92.9 million in the proceeds upon exercise of the underwriters’ option to purchase such additional shares. We used the net proceeds from the IPO, along with our operating cash flows, to repay in full the outstanding principal balances of our Bridge Loan facility, Second Lien Term Loan and Incremental Facility, as well as $85.0 million of our outstanding balance under the Revolving Credit Agreement.
Our negative cash flows from operations in the six months ended June 30, 2021 reflects the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. Accordingly, in addition to the cash flows from operations, we have financed our operations through our credit facilities, primarily our Revolving Credit Agreement described below. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $174.2 million, of which $170.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term- loan borrowings totaling $775.0 million and a Second Lien Credit Agreement for term loan borrowings totaling $365.0 million. On November 22, 2019, the Company entered into an incremental loan agreement to the First Lien which provided for $70.0 million of incremental first lien term loans. The First Lien Credit Agreement also provided for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $120.0 million, which was increased by $60.0 million to a total of $180.0 million in November 2020, and further increased by $109.0 million to a total of $289.0 million in July 2021. Borrowings under the First Lien and the Second Lien are guaranteed by Topco LLC and certain of its subsidiaries as specified in the respective guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
The First Lien became repayable in quarterly payments of $1.9 million beginning March 31, 2019 and will remain repayable through July 31, 2025, with all remaining outstanding principal due on July 31, 2025. The Incremental Term Facility became repayable in quarterly payments of $0.2 million beginning June 30, 2020 and will remain repayable through July 31, 2025, with all remaining outstanding principal due on July 31, 2025. Borrowings under the Second Lien do not have periodic principal payments with full principal due on July 31, 2026.
Borrowings under the First Lien bear interest at the Adjusted Eurocurrency Rate plus the margin 3.25% per annum, except for borrowings under the Incremental Term Facility where the margin is 4.50% per annum. The “Eurocurrency Rate” is defined as the LIBOR as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollars. Borrowings under the Second Lien Loan bear interest at the Adjusted

Eurocurrency Rate plus the margin of 6.75% per annum. The “Eurocurrency Rate” is defined as the LIBOR as administered by the ICE Benchmark Administration for deposits in dollars.
As of June 30, 2021, the interest rates on the First Lien, Incremental Term Facility and Second Lien were 3.33%, 5.50%, and 6.82%, respectively.
As of June 30, 2021, the outstanding balance on the Revolving Credit Agreement was $95.0 million.
Bridge Loan
On March 3, 2021, we completed the acquisition of Hobsons, Inc. for approximately $318.9 million in cash. We entered into the $320.0 million aggregate principal amount Bridge Loan to fund the acquisition.
The Bridge Loan matures on August 31, 2022. The interest rate for Eurocurrency loans is the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The initial margin is 3.00% per annum in the case of Eurocurrency loans. The interest rate for the Bridge Loan as of June 30, 2021 was 3.08%.
Please refer to Note 17 to our condensed consolidated financial statements for more information regarding the repayment of our outstanding debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(50,934)	$(45,903)
Net cash used in investing activities	(340,120)	(18,236)
Net cash provided by financing activities	360,664	55,925
Effect of foreign exchange rate on cash and cash equivalents	189	(1,203)
Net decrease in cash and cash equivalents and restricted cash	$(30,201)	$(9,417)
Cash and cash equivalents and restricted cash at beginning of period	53,246	39,491
Cash and cash equivalents and restricted cash at end of period	$23,045	$30,074
Operating Activities
Net cash used in operating activities of $50.9 million for the six months ended June 30, 2021 was primarily related to our net loss of $2.1 million, adjusted for non-cash charges of $64.3 million and net cash outflows of $113.1 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $61.8 million and management incentive unit-based compensation of $2.7 million. The main drivers of net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $90.7 million due to the seasonality of our billing cycle, and deferred taxes of $18.9 million.
Net cash used in operating activities of $45.9 million for the six months ended June 30, 2020 was primarily related to our net loss of $29.3 million, adjusted for non-cash charges of $52.4 million and net cash outflows of $69.0 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $49.5 million and management incentive unit-based compensation of $2.8 million. The main drivers of the net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $49.7 million, accrued expenses of $9.7 million, and accounts receivable of $11.7 million due to the seasonality of our billing cycle.

Investing Activities
Net cash used in investing activities of $340.1 million for the six months ended June 30, 2021 was primarily related to the net cash paid for our acquisition of Hobsons, Inc. of $318.9 million and investment in capitalized product development costs of $19.1 million.
Net cash used in investing activities of $18.2 million for the six months ended June 30, 2020 was primarily related to our investment in capitalized product development costs of $16.8 million and purchases of property and equipment of $1.8 million.
Financing Activities
Net cash provided by financing activities of $360.7 million for the six months ended June 30, 2021 was primarily related to net proceeds from our Bridge Loan of $315.2 million and from our revolving credit arrangement of $55,000 million, partially offset by payments related to our first lien debt of $3.9 million and deferred offering costs in connection with our IPO of $2.7 million.
Net cash provided by financing activities of $55.9 million for the six months ended June 30, 2020 was primarily related to net proceeds from our revolving credit arrangement of $61.0 million, partially offset by payments related to our first lien debt of $3.9 million.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space and repayments of long-term debt. Refer to Note 12 to our condensed consolidated financial statements for more information on the operating leases, Note 11 to our condensed consolidated financial statements for more information regarding our long-term debt and Note 17 to our condensed consolidated financial statements for updates on the debt subsequent to the balance sheet date.
Impact of Inflation
While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, in connection with the completion of our IPO, we entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2021.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities, as applicable, at the date of our consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates, impacting our reported results of operations and financial condition.
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, accounts receivable, capitalized product development costs, goodwill and intangible assets, business combinations, management incentive unit-based compensation and income taxes. There have been no material changes to our critical accounting policies and estimates as described in our prospectus, dated July 27, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 29, 2021.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 to our condensed consolidated financial statements.
Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Adjusted Gross Profit - Adjusted Gross Profit is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Adjusted Gross Profit as gross profit, adjusted for depreciation, unit-based compensation expense, restructuring and acquisition-related expenses and amortization of acquired intangible assets and capitalized product development costs. We use Adjusted Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of depreciation, unit-based compensation, restructuring expense, acquisition-related expenses, and amortization of acquired intangibles and capitalized product development costs from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.
Adjusted EBITDA - Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net (loss) income adjusted for net interest expense, depreciation and amortization, provision for (benefit from) income tax, unit-based compensation expense, management fees, restructuring expense, and acquisition-related expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.
Free Cash Flow - Free Cash Flow is a supplemental measures of liquidity that is not made under GAAP and does not represent, and should not be considered as, an alternative to cash flow from operations, as determined by GAAP. We define Free Cash Flow as net cash provided by operating activities less, cash used for purchases of property and equipment and capitalized product development costs. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated by our operations inclusive of that used for investments in property and equipment and capitalized product development costs.
These non-GAAP financial measures have their limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, these non-GAAP financial measures should not be considered as a replacement for their respective comparable financial measures, as determined by GAAP, or as a measure of our profitability or liquidity. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Reconciliation of gross profit to adjusted gross profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Gross profit	$85,599	$57,109	$151,866	$112,734
Depreciation	439	419	832	770
Unit-based compensation(1)	81	81	162	161
Restructuring(2)	893	319	1,480	417
Acquisition-related expense(3)	168	196	251	188
Amortization	12,407	9,169	23,769	18,148
Adjusted Gross Profit	$99,587	$67,293	$178,360	$132,418
% Gross Profit Margin(4)	58.9%	55.4%	57.6%	55.5%
% Adjusted Gross Profit Margin(5)	68.5%	65.2%	67.7%	65.2%

(1)    Refers to expenses associated with unit-based compensation within cost of revenue.
(2)    Refers to expenses flowing through gross profit related to migration of customers from legacy to core products, and severance expense related to offshoring activities, facility closures and executive departures.
(3)    Refers to expenses flowing through gross profit incurred to execute and integrate acquisitions, including retention awards and severance for acquired employees.
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of net loss to adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(2,545)	$(12,389)	$(2,062)	$(29,271)
Add:
Amortization	27,337	21,525	52,031	42,861
Depreciation	1,663	1,934	3,283	3,874
Net interest expense(1)	21,297	17,351	38,552	36,859
Income tax benefit	(1,690)	(18)	(17,349)	(42)
Unit-based compensation	1,373	1,410	2,737	2,822
Management fees(2)	115	257	191	495
Restructuring(3)	1,200	674	2,737	788
Acquisition-related expense(4)	1,476	892	7,738	2,339
Adjusted EBITDA	$50,226	$31,636	$87,858	$60,725
Adjusted EBITDA Margin(5)	34.5%	30.7%	33.3%	29.9%

(1)    Interest expense, net of interest income.
(2)    Refers to expense associated with collaboration with Onex and Vista and their internal consulting groups.
(3)    Refers to costs incurred related to migration of customers from legacy to core products, remaining lease obligations for abandoned facilities, severance expense related to offshoring activities, facility closures, and executive departures, and event cancellation fees related to COVID-19.
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our consolidate income statements and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. These incremental costs are embedded in our research and development, selling, general and administrative and cost of revenue line items.

(5)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of net cash provided by (used in) operating activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$523	$(5,876)	$(50,934)	$(45,903)
Less:
Purchases of property and equipment	1,831	200	2,172	1,766
Capitalized product development costs	10,572	8,535	19,137	16,794
Free Cash Flow	$(11,880)	$(14,611)	$(72,243)	$(64,463)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;
•our history of cumulative losses and expectation that we will not be profitable for the foreseeable future;
•risks associated with failing to continue our recent growth rates;
•the competitiveness of the market in which we operate;
•risks and uncertainties associated with potential acquisitions and divestitures;
•our ability to retain, hire and integrate skilled personnel including our senior management team;
•our ability to develop, introduce and market new and enhanced versions of our solutions to meet customer needs and expectations;
•our ability to scale our business and manage our expenses;
•the impact of adverse general and industry-specific economic and market conditions;
•risks to our revenue from changes in the spending policies or budget priorities for government funding of K-12 schools;
•risks related to the procurement process and budget decision by government entities;
•our ability to correctly estimate market opportunity and forecast market growth;
•our ability to successfully develop new solutions or materially enhance current solutions through our research and development efforts;
•risks caused by delays in upturns or downturns being reflected in our financial position and results of operations;
•the length and variability of our sales cycles;
•risks related to negotiating leverage and the demands of our large customers;
•our ability to change our pricing models, if necessary to compete successfully;
•our ability to acquire new accounts and successfully retain existing accounts;
•our ability to maintain, enhance and protect our brand;
•the impact of any catastrophic events;
•the seasonality of our sales and customer growth;
•the effects of interruptions or delays in services provided by our data centers or other third parties;
•risks associated with lawsuits by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights;

•our ability to obtain, maintain, protect and enforce intellectual property protection for our current and future solutions;
•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;
•the risks associated with indemnity provisions in some of our agreements;
•the risks related to our use of open source software in certain of our solutions;
•the impact of interruptions or performance problems associated with our technology or infrastructure;
•the impact of real or perceived errors, failures or bugs in our solutions;
•risks related to incorrect or improper use of our solutions or our failure to properly train customers on how to utilize our solutions;
•our ability to offer high-quality support;
•our ability to predict and respond to rapidly evolving technological trends and our customers’ changing needs;
•the fact that our activities are and will continue to be subject to extensive government regulation;
•our ability to comply with HIPAA;
•risks related to changes in tax laws;
•the impact of export and import control laws and regulations;
•risk relating to non-compliance with anti-corruption, anti-bribery and similar laws;
•risks related to future litigation;
•changes in privacy laws and regulations applicable to our business;
•our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;
•risk to our reputation and of liability from a failure to comply with a variety of complex procurement rules and regulation;
•our reliance on third-party software and intellectual property licenses;
•our ability to develop and maintain proper and effective internal control over financial reporting;
•our management team’s limited experience managing a public company;
•the impact of variation in our quarterly operating results on the trading price of our stock; and
•other factors disclosed in the section titled “Risk Factors” of the prospectus dated July 27, 2021 filed in connection with our IPO.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this prospectus in the context of these risks and uncertainties.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of June 30, 2021, our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien, Second Lien, Incremental Term Facility, Bridge Loan, and Revolving Credit Agreement carried interest at LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum in the case of the First Lien including the Revolving Credit Agreement. The applicable margin is initially 4.50% per annum in the case of the Incremental Term Facility. The applicable margin was initially 6.75% per annum in the case of the Second Lien Term Loan. The applicable margin was initially 3.00% per annum in the case of the Bridge Loan.
At June 30, 2021, we had total outstanding debt of $1,189.8 million, $320.0 million, and $95.0 million under our First Lien, Second Lien, Bridge Loan, and Revolving Credit Agreement, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $16.0 million.

We closed our IPO on July 30, 2021 and the underwriters exercised their option to purchase additional shares on August 10, 2021. With the proceeds of the IPO and cash from operations, we repaid in full the Second Lien, the Incremental Facility and the Bridge Loan, and reduced our outstanding borrowings under the Revolving Credit Facility in August 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in disputes, litigation, and other legal actions. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. For a discussion of legal proceedings, see Note 12 to our condensed consolidated financial statements.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated July 27, 2021, filed with the SEC in accordance with Rule 424(b) under the Securities Act of 1933, as amended, on July 29, 2021 in connection with our IPO. There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated July 27, 2021, filed with the SEC in accordance with Rule 424(b) under the Securities Act of 1933, as amended, on July 29, 2021 in connection with our IPO.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In connection with the consummation of the IPO, the Company issued to the existing holders of Severin Topco, LLC’s common membership units 39,928,472 shares of Class B common stock of the Company, par value $0.0001 per share. The issuance of the Class B Common Stock described in this paragraph was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Use of Proceeds from Initial Public Offering

On July 30, 2021, we closed our IPO in which we sold 39,473,685 shares of Class A common stock at a public offering price of $18.00 per share, and on August 10, 2021, the underwriters exercised their option to purchase an additional 5,447,581 shares of common stock. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to the Company’s registration statement on Form S-1 (File No. 333-255067), as amended (the “Registration Statement”), which was declared effective by the SEC on July 27, 2021. The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC and Barclays Capital Inc. The offering did not terminate before all of the securities registered in the Registration Statement were sold.

From the IPO and the underwriters’ exercise of option, we received an aggregate of approximately $766.1 million in net proceeds after deducting underwriting discounts and commissions. The principal use of proceeds was to acquire newly-issued units in Severin Holdings, LLC (now known and PowerSchool Holdings, LLC) at a purchase price per unit equal to the IPO price per share of the Class A common stock, less underwriting discounts and commissions. In turn, Severin Holdings, LLC applied the proceeds received from the Company, along with cash from operations, to: (i) repay in full $320.0 million aggregate principal amount of outstanding indebtedness under the Company’s Bridge Loan; (ii) repay $365.0 million aggregate principal amount of outstanding indebtedness under the Company’s Second Lien; (iii) repay approximately $85.0 million of outstanding indebtedness under the Company’s Revolving Credit Agreement; (iv) repay in full the outstanding balance of $69.1 million under the Company’s Incremental Facility.

No payments were made by us to directors, officers or persons owning 10% or more of our Class A or Class B common stock or to their associates, or to our affiliates.

There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on July 29, 2021.

Repurchases of Equity Securities

There were no repurchases of equity securities during the three months ended June 30, 2021 or at the closing of the IPO.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 16. Exhibits and Financial Statement Schedules
(i)    Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of PowerSchool Holdings, Inc., dated July 30, 2021 (incorporated by reference to Exhibit 3.2 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

3.2
Amended and Restated Bylaws of PowerSchool Holdings, Inc., dated July 27, 2021 (incorporated by reference to Exhibit 3.4 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

4.1
Registration Rights Agreement, dated July 30, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 4.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.1
Tax Receivable Agreement, dated July 27, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.2 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.2
Exchange Agreement, dated as of July 27, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.3 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.3
Amended and Restated Limited Liability Company Agreement of Severin Holdings, LLC, dated as of July 27, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.4 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021.

10.4
Stockholders Agreement, dated as of July 27, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.6 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.5
Form of Director and Officer Indemnification Agreement, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.5 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-1 filed on April 6, 2021)

10.6	PowerSchool Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-8 filed on April 6, 2021).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSchool Holdings, Inc.

Date: September 9, 2021	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	Chief Financial Officer
(Principal Financial Officer)