Form 10-Q
period 2021-09-30
POWERSCHOOL HOLDINGS, INC.
filed 2021-11-10
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-40684
PowerSchool Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4166024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Parkshore Drive Folsom, CA (Address of Principal Executive Offices)	95630 (Zip Code)

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
Yes ☒ No ☐
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
Yes ☐ No ☒

The registrant had 198,401,832 shares of common stock outstanding as of October 31, 2021.

Part I - Financial Information
Item 1. - Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of September 30, 2021	As of December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$91,013	$52,734
Accounts receivable—net of allowance of $5,320 and $7,869 respectively	85,056	47,977
Prepaid expenses and other current assets	41,271	22,799
Total current assets	217,340	123,510
Property and equipment - net	16,030	17,069
Capitalized product development costs - net	76,573	58,894
Goodwill	2,447,357	2,213,367
Intangible assets - net	822,662	763,459
Other assets	27,731	24,401
Total assets	$3,607,693	$3,200,700
Liabilities and Stockholders'/Members’ Equity
Current Liabilities:
Accounts payable	$10,280	$11,145
Accrued expenses	65,471	53,698
Deferred revenue, current	344,547	229,622
Revolving credit facility	—	40,000
Current portion of long-term debt	7,750	8,450
Total current liabilities	428,048	342,915
Noncurrent Liabilities:
Other liabilities	7,500	7,535
Deferred taxes	301,456	6,483
Tax Receivable Agreement liability	403,799	—
Deferred revenue—net of current	5,471	5,568
Long-term debt, net	734,620	1,160,326
Total liabilities	1,880,894	1,522,827
Commitments and contingencies (Note 12)
Stockholders'/Members’ Equity:
Members’ investment	—	1,855,730
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 157,918,049 shares issued and outstanding as of September 30, 2021. No shares issued and outstanding as of December 31, 2020.	16	—

Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,928,472 shares issued and outstanding as of September 30, 2021. No shares issued and outstanding as of December 31, 2020.	4	—
Additional paid-in capital	1,390,251	—
Accumulated other comprehensive (loss) income	(226)	441
Accumulated deficit	(152,695)	(178,298)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,237,350	1,677,873
Non-controlling interest	489,449	—
Total stockholders'/members’ equity	1,726,799	1,677,873
Total liabilities and stockholders'/members' equity	$3,607,693	$3,200,700
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands except for per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscriptions and support	$124,272	$95,118	$349,126	$271,372
Service	18,497	14,154	47,533	36,558
License and other	6,183	6,311	15,843	10,864
Total revenue	148,952	115,583	412,502	318,794
Cost of revenue:
Subscriptions and support	35,138	27,406	97,802	79,311
Service .	14,482	10,471	37,971	29,511
License and other .	618	336	1,547	951
Depreciation and amortization	13,094	9,866	37,696	28,783
Total cost of revenue	63,332	48,079	175,016	138,556
Gross profit	85,620	67,504	237,486	180,238
Operating expenses:
Research and development	24,400	15,197	64,874	48,124
Selling, general, and administrative	47,276	21,302	103,260	67,432
Acquisition costs	295	21	6,074	23
Depreciation and amortization	16,103	13,539	46,816	41,356
Total operating expenses	88,074	50,059	221,024	156,935
Income (loss) from operations	(2,454)	17,445	16,462	23,303
Interest expense—Net	12,857	15,801	51,416	52,752
Loss on extinguishment of debt	12,905	—	12,905	—
Other income (expenses)—Net	(403)	1,111	(634)	(669)
Income (loss) before income taxes	(27,813)	533	(47,225)	(28,780)
Income tax expense (benefit)	(2,685)	106	(20,035)	64
Net income (loss)	(25,128)	427	(27,190)	(28,844)
Less: Net loss attributable to non-controlling interest	(5,752)	—	(5,752)	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(19,376)	427	(21,438)	(28,844)
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.12)	$—	$(0.14)	$—
Weighted average shares of Class A common stock outstanding - basic and diluted	156,962,167	—	156,962,167	—

Other comprehensive income (loss)—Foreign currency translation	(336)	207	(564)	(138)
Total other comprehensive income (loss)	(336)	207	(564)	(138)

Less: comprehensive loss attributable to non-controlling interest	$(11)	$—	$(57)	$—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	$(19,701)	$634	$(21,945)	$(28,982)
See notes to consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Repurchase of management incentive units	(448)	—	—	—	—	—	—	—	—	(448)
Management incentive unit-based compensation	1,364	—	—	—	—	—	—	—	—	1,364
Foreign currency translation	—	—	—	—	—	—	153	—	—	153
Net Income	—	—	—	—	—	—	—	483	—	483
Balance—March 31, 2021	$1,856,646	—	$—	—	$—	$—	$594	$(177,815)	$—	$1,679,425
Management incentive unit-based compensation	1,373	—	—	—	—	—	—	—	—	1,373
Foreign currency translation	—	—	—	—	—	—	(381)	—	—	(381)
Net loss	—	—	—	—	—	—	—	(2,545)	—	(2,545)
Balance—June 30, 2021	$1,858,019	—	$—	—	$—	$—	$213	$(180,360)	$—	$1,677,872
Activity prior to IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Management incentive unit-based compensation	467	—	—	—	—	—	—	—	—	467
Foreign currency translation	—	—	—	—	—	—	(55)	—	—	(55)
Net Income	—	—	—	—	—	—	—	553	—	553
Balance—July 30, 2021	$1,858,486	—	$—	—	$—	$—	$158	$(179,807)	$—	$1,678,837
Effects of the IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock in the IPO, net of underwriting discount, commissions and deferred offering costs		157,918	16	—	—	754,448	—	—	—	754,464
Issuance of Class B common stock	—	—	—	39,928	4	—	—	—	—	4
Effects of organizational transactions	(1,858,486)	—	—	—	—	1,370,041	—	—	488,445	—
Allocation of equity to non-controlling interests	—	—	—	—	—	(51,700)	—	47,041	4,659	—
Establishment of tax receivable agreement liability	—	—	—	—	—	(403,799)	—	—	—	(403,799)
Adjustment to deferred taxes	—	—	—	—	—	(287,549)	—	—		(287,549)
Activity subsequent to the IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10,907	—	—	—	10,907
Foreign currency translation	—	—	—	—	—	—	(384)	—	—	(384)
Allocation of equity to non-controlling interests	—	—	—	—	—	(2,097)	—	—	2,097	—
Net loss	—	—	—	—	—	—	—	(19,929)	(5,752)	(25,681)
Balance—September 30, 2021	$—	157,918	$16	39,928	$4	$1,390,251	$(226)	$(152,695)	$489,449	$1,726,799

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2019	$1,851,127	—	$—	—	$—	$—	$88	$(131,650)	$—	$1,719,565
Management incentive unit-based compensation	1,412	—	—	—	—	—	—	—	—	1,412
Foreign currency translation	—	—	—	—	—	—	(528)	—	—	(528)
Net loss	—	—	—	—	—	—	—	(16,882)	—	(16,882)
Balance—March 31, 2020	$1,852,539	—	$—	—	$—	$—	$(440)	$(148,532)	$—	$1,703,567
Repurchase of management incentive units	(989)	—	—	—	—	—	—	—	—	(989)
Management incentive unit-based compensation	1,410	—	—	—	—	—	—	—	—	1,410
Foreign currency translation	—	—	—	—	—	—	183	—	—	183
Net loss	—	—	—	—	—	—	—	(12,389)	—	(12,389)
Balance—June 30, 2020	$1,852,960	—	$—	—	$—	$—	$(257)	$(160,921)	$—	$1,691,782
Management incentive unit-based compensation	1,398	—	—	—	—	—	—	—	—	1,398
Foreign currency translation	—	—	—	—	—	—	207	—	—	207
Net loss	—	—	—	—	—	—	—	427	—	427
Balance—September 30, 2020	$1,854,358	—	$—	—	$—	$—	$(50)	$(160,494)	$—	$1,693,814

See notes to consolidated financial statements.
9

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,190)	$(28,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	12,905	—
Depreciation of property and equipment	4,954	5,712
Amortization of intangible assets	68,197	58,769
Amortization of capitalized product development costs	11,345	5,669
Loss on disposal/retirement of property and equipment	27	101
Provision for allowance for doubtful accounts	127	117
Management incentive unit-based compensation	13,455	4,220
Amortization of debt issuance costs and discount	8,202	4,117
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(28,982)	(30,271)
Prepaid expenses and other current assets	(4,333)	(3,459)
Other assets	(1,667)	(3,959)
Accounts payable	(1,995)	(4,330)
Accrued expenses	1,246	(5,028)
Other liabilities	(192)	(178)
Deferred taxes	(21,406)	(1,040)
Deferred revenue	88,193	64,689
Net cash provided by operating activities	122,886	66,285
Cash flows from investing activities:
Purchases of property and equipment	(3,222)	(3,019)
Proceeds from sale of property and equipment	—	3
Investment in capitalized product development costs	(28,278)	(25,490)
Acquisitions—net of cash acquired	(319,230)	121

	Nine Months Ended September 30,
	2021	2020
Net cash used in investing activities	(350,730)	(28,385)
Cash flows from financing activities:
Proceeds from Revolving Credit Agreement	55,000	61,000
Proceeds from Bridge Loan	315,200	—
Repayment of Bridge Loan	(320,000)	—
Repayment of Second Lien Debt	(365,000)	—
Repayment of Revolving Credit Agreement	(95,000)	(61,000)
Repayment of Incremental Facility	(68,775)	(350)
Repayment of First Lien Debt	(5,813)	(5,813)
Payments for repurchase of management incentive units	(448)	(989)
Payments of deferred offering costs	(11,753)	—
Payment of debt issuance costs	(2,823)	—
Repayment of capital leases	(25)	(36)
Proceeds from Initial Public Offering	766,075	—
Net cash provided by (used in) financing activities	266,638	(7,188)
Effect of foreign exchange rate changes on cash	(515)	(701)
Net increase in cash, cash equivalents, and restricted cash	38,279	30,011
Cash, cash equivalents, and restricted cash—Beginning of period	53,246	39,491
Cash, cash equivalents, and restricted cash—End of period	$91,525	$69,502
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,774	$57,274
Cash paid for income taxes	1,399	3,340
Non-cash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$234	$82
Capitalized interest related to investment in capitalized product development costs	267	394
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$91,013	$69,002
Restricted cash, included in other current assets	512	500
Total cash, cash equivalents, and restricted cash	$91,525	$69,502
See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS

Background and Nature of Operations

PowerSchool Holdings, Inc. (the “Company,” “PowerSchool,” “we,” “us,” or “our”) was formed as a Delaware corporation on November 30, 2020 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of PowerSchool Holdings LLC (“Holdings LLC”), formerly known as Severin Holdings, LLC.

The Company’s cloud platform is an integrated, enterprise-scale suite of solutions purpose-built for the K-12 education market. The Company’s platform is embedded in school workflows and is used by educators, students, administrators, and parents. Its cloud-based technology platform helps schools and districts efficiently manage state reporting and related compliance, special education, finance, human resources, talent, registration, attendance, funding, learning, instruction, grading, assessments and analytics in one unified platform. The Company’s integrated technology approach streamlines operations, aggregates disparate data sets, and develops insights using predictive modelling and machine learning.

The Company is headquartered in Folsom, California, and together with its subsidiaries has locations in the United States (“U.S.”), Canada, and India.

Initial Public Offering

On July 30, 2021, the Company completed the IPO of 39,473,685 shares of Class A common stock, par value $0.0001 per share, at an offering price of $18.00 per share, and received $673.2 million in IPO proceeds, net of $37.3 million in underwriting discounts and commissions.

In connection with the consummation of the IPO on July 30, 2021, the Company consummated the following transactions (the “Organizational Transactions”):

•Holdings LLC's operating agreement was amended and restated to (i) modify its capital structure by replacing the membership interests then held by its existing owners with a new class of membership interests (“LLC Units”) held initially by Severin Topco LLC (“Topco LLC”), a portion of which have a participation threshold (the “Participation Units”) and (ii) appoint the Company as the sole managing member of Holdings LLC.

•The Company engaged in a series of transactions that resulted in holders of time-based management incentive units (“MIUs”) in Topco LLC receiving, in the aggregate, (i) 1,208,770 shares of unrestricted Class A common stock and (ii) 657,661 restricted shares of Class A common stock in exchange for vested and unvested time-based MIUs, respectively. The restricted shares are subject to the same time-based vesting schedule as prior to the exchange. The existing performance-based MIUs were exchanged for LLC Units. In connection with the Organizational Transactions, the vesting conditions on these MIUs were modified as described in Note 14.

•The Company issued 39,928,472 shares of Class B common stock, par value $0.0001 per share, which provides no economic rights, to Topco LLC, on a one-to-one basis with the number of LLC Units (other than Participation Units) the Company owns, for nominal consideration.

•Certain entities (the “Blocker Entities”) through which the funds associated with Onex Partners Manager LP (“Onex”) and Vista Equity Partners, known collectively as the “Principal Stockholders”, held their ownership interests in Topco LLC, engaged in a series of transactions (the “Blocker Contributions”) that resulted in each of the Blocker Entities becoming subsidiaries of the Company.

•The Company entered into an exchange agreement (the “Exchange Agreement”) with Topco LLC pursuant to which Topco LLC is entitled to exchange LLC Units (other than Participation Units), together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at its election, for cash from a substantially concurrent public offering or private sale (based on the price of the Class A common stock in such public offering or private sale). Participation Units may be exchanged for a number of shares of Class A common stock equal to the then current value of a share of Class A common stock less the applicable participation threshold multiplied by the number of Participation Units being exchanged, divided by the then current value of Class A common stock.

•The Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Topco LLC, and the Principal Stockholders that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes.

The Company’s corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is commonly used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure, together with the Tax Receivable Agreement, allows the owners of Holdings LLC at the time of the IPO to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of Holdings LLC that is allocated to such owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the LLC Units that the owners at the time of the IPO will continue to hold are exchangeable for shares of Class A common stock or, at the Company’s option, for cash, the Up-C structure also provides the owners of Holdings LLC at the time of the IPO potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

On August 10, 2021, the underwriters exercised the option to purchase an additional 5,447,581 shares of Class A common stock and the Company received an additional $92.9 million in the proceeds upon exercise of this option, net of $5.1 million in underwriting discounts and commissions. As a result of the Organizational Transactions described above, following the IPO and the exercise by the underwriters of their option to purchase additional shares, (i) the investors in the IPO own 44,921,266 shares of the Class A common stock; and (ii) Topco LLC owns 39,928,472 LLC Units (other than Participation Units), 39,928,472 shares of Class B common stock, and 3,730,246 Participation Units. The Class A and Class B common stock collectively represented approximately 79.8% and 20.2% of the voting power in the Company, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as September 30, 2021 and December 31, 2020, the interim condensed consolidated statements of operations and comprehensive loss, and members’ equity for the three and nine months ended September 30, 2020 and 2021, and cash flows for the nine months ended September 30, 2020 and 2021, and the notes to such interim condensed consolidated financial statements are unaudited.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2020 and 2021 and cash flows for the nine months ended September 30, 2020 and 2021. The results of operations for the three and nine months ended September 30, 2021 and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any future interim or annual period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
Use of estimates is required in the preparation of the consolidated financial statements in conformity with GAAP. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. The estimates the Company evaluates includes those related to revenue recognition, allowance for doubtful accounts, capitalized product development costs, goodwill and intangible asset valuation, share-based compensation, and income taxes. Actual results could differ from those estimates under different assumptions or conditions including, but not limited to, the continued uncertainty surrounding the rapidly changing market and economic conditions due to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in January 2021. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or other reference rate expected to be discontinued in 2022 or potentially 2023 (pending possible extension). The optional expedients within ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements.
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
Concentration of Credit Risk
The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of September 30, 2021 and December 31, 2020, substantially all the Company’s cash has been deposited in low-interest- bearing accounts.
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits at certain financial institutions. We have deposits only with financial institutions believed to have high-quality credit.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company had no customers who accounted for more than 10% of accounts receivable as of September 30, 2021 and December 31, 2020 . Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
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
Recoverability of Long-Lived and Intangible Assets
The Company evaluates the recoverability of its long-lived assets, including amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. No long-lived asset impairment losses were recorded by the Company during any of the periods presented.
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
Deferred Offering Costs
Prior to the Completion of the IPO, the Company recorded deferred offering costs as other assets on its consolidated balance sheets. The costs consist of costs incurred in connection with the Company’s IPO, including certain legal, accounting, printing, and other IPO related costs. After completion of the IPO, these costs were recorded in stockholders’ deficit as a reduction from the IPO proceeds.
As of December 31, 2020, the Company had $0.3 million in deferred offering costs included in other assets on the consolidated balance sheet, respectively. There were no deferred offering costs included in other assets as of September 30, 2021 as the accumulated deferred offering costs of $11.8 million were reclassified to additional paid-in capital upon consummation of the IPO.

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
Share-Based Compensation
Prior to the IPO, certain employees were granted unit-based awards by the Company’s predecessor entity, Holdings LLC, as profit interests based on the estimated fair value of the awards at the date of grant. Holdings LLC utilized the Black-Scholes pricing model for determining the estimated fair value of the unit-based awards on the date that the awards are granted. Given the absence of any active market for the shares underlying the awards, the fair value of the awards was determined with input from management and third-party valuations.
In connection with the Organizational Transactions, certain of these outstanding unit-based awards were converted into restricted and unrestricted shares and restricted stock units (“RSUs”) of PowerSchool Holdings, Inc. After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of the restricted shares, unrestricted shares and its RSUs on their respective grant dates.
For service based awards, compensation expense is recognized on a straight-line basis over the respective requisite service periods of the awards. For performance-based awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized over the respective requisite service period of the award when achievement of the performance condition is considered probable. Share-based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss based on the function of the employees receiving awards. Any forfeitures are accounted for as they occur.
Income Taxes
Holdings LLC is treated as a partnership for income tax reporting purposes. Its members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdings LLC’s taxable income. In addition, the Company is subject to U.S. federal, state, local, and foreign income taxes on the taxable income or loss of certain operating subsidiaries of Holdings LLC that are taxed at the entity level.
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
Tax Receivable Agreement
In connection with the Organizational Transactions, the Company entered into a Tax Receivable Agreement with Topco LLC, Vista Equity Partners and Onex whereby the Company agreed to pay 85% of the amount of certain tax benefits to such pre-IPO owners. Payments to be made under the Tax Receivable Agreement will vary depending on several factors, including applicable tax rates and the timing and amount of our future income.
The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the Tax Receivable Agreement liability between reporting periods are recognized in the statement of operations. See Note 16, Income Taxes, for additional information on the Tax Receivable Agreement.

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
Advertising Expense
Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $1.3 million and $2.3 million for the three and nine months ended September 30, 2021 and $0.4 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
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
Foreign currency exchange gains and losses are recorded within other expense, net. For the three and nine months ended September 30, 2021 foreign currency transaction gains were $0.4 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, foreign currency transaction losses were $0.5 million and foreign currency transaction gains were $0.6 million, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes that are recorded as an element of members’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the US dollar as their functional currency. The Company has disclosed accumulated comprehensive income (loss) as a component of members’ equity.
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
Earnings (Loss) Per Share Attributable to Common Stockholders (“EPS”)
Basic earnings (loss) per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Class A common stock outstanding during each period. The Company does not consider the shares of Class B common stock to be participating securities as the holders of Class B of common stock do not have any right to receive dividends or distributions upon the Company’s liquidation or winding up.
Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including shares issuable upon conversion of our LLC Units and unvested RSUs and restricted stock awards to the extent they are dilutive.

Prior to the IPO, Holdings LLC was a single member LLC and it did not have units or shares outstanding.
The Company’s members’ equity was held solely by its parent entity. Accordingly, the inclusion of earnings per unit would not be relevant or provide a benefit to the users of the consolidated financial statements for the historical periods.

Since we have reported net losses in the current periods presented, potential dilutive shares of common stock are not assumed to have been issued as their effect would have been antidilutive. Therefore, diluted net loss per share attributable to PowerSchool Holdings, Inc. is the same as basic net loss per share attributable to PowerSchool Holdings, Inc.

Non-Controlling Interest

The Organizational Transactions described in Note 1 were executed concurrently with the IPO. As such, the net effect of these transactions along with accumulated net parent investment balance as of the IPO date was allocated on a pro rata based on the underlying ownership of shares.

Further, due to the Company’s majority economic interest in Holdings LLC and status as its sole manager, the Company consolidates the financial results of Holdings LLC and reports a non-controlling interest on its condensed consolidated statements of operations and comprehensive income (loss), representing the portion of net income (loss) and comprehensive income (loss) attributable to the holders of the minority interest in Holdings LLC subsequent to the IPO. This non-controlling interest is classified as permanent equity on the Company’s condensed consolidated balance sheets.

3. BUSINESS COMBINATIONS
We completed one acquisition in fiscal year 2020 and one acquisition during the nine months ended September 30, 2021. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The total purchase price for Hobsons was $318.9 million, which was paid in cash. Transaction costs of $4.9 million were incurred in the three and nine months ended September 30, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.
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

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

SaaS	$97,290	$67,459	$267,942	$187,053
Professional services	18,497	14,154	47,533	36,558
Software maintenance	26,982	27,659	81,184	84,319
License and other	6,183	6,311	15,843	10,864
Total revenue	$148,952	$115,583	$412,502	$318,794
Revenue recognized for the three and nine month period ended September 30, 2021 and 2020 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

United States	$137,967	$105,254	$379,778	$291,344
Canada	8,992	8,220	26,660	22,296
Other	1,993	2,109	6,064	5,154
Total revenue	$148,952	$115,583	$412,502	$318,794
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	September 30, 2021	December 31, 2020

Balance at beginning of period	$235,190	$198,665
Decrease from revenue recognized	(211,529)	(194,930)
Increase from acquisitions	25,880	5,024
Increase from current year net deferred revenue additions	300,477	226,431
Balance at end of period	$350,018	$235,190
As of September 30, 2021, the Company expects to recognize revenue on approximately 98% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	September 30, 2021	December 31, 2020

Contract costs, current	$4,630	$2,903
Contract costs, noncurrent	17,495	14,548
Total contract costs	$22,125	$17,451
Amortization expense for contract cost assets was $0.9 million and $2.4 million for the three and nine months ended September 30, 2021 and $0.6 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. There was no impairment of contract cost assets during the periods presented.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	September 30, 2021	December 31, 2020

Accounts receivable	$90,376	$55,846
Less allowance	(5,320)	(7,869)
Accounts receivable—net	$85,056	$47,977
The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	September 30, 2021	December 31, 2020

Allowance for doubtful accounts, beginning balance	$7,869	$6,901
Additions to (removals from) allowance for doubtful accounts	(2,501)	1,157
Write-offs of bad debt expense	(48)	(189)
Allowance for doubtful accounts, ending balance	$5,320	$7,869
6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	September 30, 2021	December 31, 2020

Building	$7,519	$7,519
Land	294	294
Computer and software	20,246	16,544
Furniture and fixtures	2,935	2,933
Leasehold improvements	4,248	4,228
Property and equipment	35,242	31,518
Less accumulated depreciation	(19,212)	(14,449)
Property and equipment—net	$16,030	$17,069

Depreciation expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2021 and $1.8 million and $5.7 million for the three and nine months ended September 30, 2020, respectively.
7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Gross capitalized product development costs	$100,953	$71,929
Less accumulated amortization	(24,380)	(13,035)
Capitalized product development costs—net	$76,573	$58,894
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $4.0 million and $11.3 million for the three and nine ended September 30, 2021, and $2.1 million and $5.7 million for the three and nine months ended September 30, 2020, respectively.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2020	$2,213,367
Additions due to acquisitions	234,064
Other adjustments[1]	(74)
Balance—September 30, 2021	$2,447,357
_____________
1    Includes adjustments of acquisition-date fair value within the one-year measurement period, including $0.3 million final settlement of working capital, which had no impact to earnings in any of the periods presented.

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	September 30, 2021	Weighted- Average Useful Life	December 31, 2020	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$283,100	8 years	$239,200	8 years
Customer relationships	737,400	14 years	661,900	15 years
Trademarks	52,300	9 years	44,300	9 years
	$1,072,800		$945,400
Accumulated Amortization
Developed technology	$(92,438)		$(67,421)
Customer relationships	(141,479)		(102,408)
Trademarks	(16,221)		(12,112)
	$(250,138)		$(181,941)
Intangible Assets—Net
Developed technology	$190,662		$171,779
Customer relationships	595,921		559,492
Trademarks	36,079		32,188
	$822,662		$763,459
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the amortization expense of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$8,561	$7,385	$25,017	$21,951
Selling, general, and administrative expense	14,915	12,104	43,180	36,818
Total amortization of acquired intangible assets	$23,476	$19,489	$68,197	$58,769
The estimated future amortization of intangible assets as of September 30, 2021, is as follows (in thousands):

Year Ending December 31,
2021 (remaining three months)	$23,103
2022	92,042
2023	92,042
2024	91,997
2025	91,862
Thereafter	431,616
Total	$822,662

10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2021	December 31, 2020

Accrued compensation	$33,163	$29,345
Accrued interest	773	2,779
Accrued taxes	2,462	3,517
Other accrued expenses	29,073	18,057
Total accrued expenses	$65,471	$53,698
11. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
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
The interest rate for Eurocurrency loans under the First Lien is the rate per annum equal to the LIBOR, as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is 3.25% per annum in the case of Eurocurrency loans. The interest rate for the First Lien as of September 30, 2021 and December 31, 2020 was 3.34% and 3.40%, respectively.
The First Lien is collateralized on a first lien basis by certain assets and property of the Company.
Second Lien Credit Agreement (“Second Lien”)
On August 1, 2018, the Company entered into a loan agreement with a consortium of lenders that provided $365.0 million of term loans. The Second Lien was issued at a discount of $3.7 million which was deducted from the carrying amount. The Company was amortizing the discount over the term using the effective interest method.
Debt issuance costs of $11.0 million were deducted from the face amount of the Second Lien. The principal amounts of the term loans were scheduled to mature on July 31, 2026.
The interest rate for the Eurocurrency component of the Second Lien was the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin (Eurocurrency Rate). The applicable margin was 6.75% per annum in the case of Eurocurrency loans. The interest rate for the Second Lien as of the date of repayment and December 31, 2020 was 6.85% and 6.90%, respectively.
The Second Lien was collateralized by certain assets and property of the Company on a junior basis to the First Lien and the Incremental Facility described below.
Incremental Term Facility Amendment No. 1 (“Incremental Facility”)
On November 22, 2019, the Company entered into an incremental loan agreement to the First Lien which provided for $70.0 million of incremental first lien term loans. The Incremental Facility was issued at a discount of $1.4 million which was deducted from the carrying amount. The Company amortized the discount over the term using the effective interest method.

Debt issuance costs of $0.5 million were deducted from face amount of the Incremental Facility. The principal amounts of the Incremental Facility were payable on the last business day of each March, June, September, and December commencing on June 30, 2020, in an amount equal to 0.25% of the amount outstanding on November 22, 2019, the close date. The Incremental Facility was scheduled to mature at the same time as the First Lien, on July 31, 2025.
The interest rate for Eurocurrency loans under the Incremental Facility was the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, with a floor of 1.00%, plus the applicable margin. The applicable margin was 4.50% per annum in the case of Eurocurrency loans. The interest rate for the Incremental Facility as of the date of repayment and December 31, 2020 was 5.50%.
The Incremental Facility was collateralized by certain assets and property of the Company on a pari passu basis with the First Lien.

Bridge Loan Credit Agreement (the “Bridge Loan”)
On March 3, 2021, the Company entered into the Bridge Loan Credit Agreement for an aggregate principal amount of $320.0 million in connection with the acquisition of Hobsons. The Company incurred $0.5 million of issuance fees paid to third parties and $4.8 million in fees paid to lenders. The Bridge Loan was scheduled to mature on August 31, 2022.
The interest rate for Eurocurrency loans was the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The initial margin is 3.00% per annum in the case of Eurocurrency loans. The interest rate for the Bridge Loan as of the date of repayment was 3.60%.
The Bridge Loan was collateralized by certain assets and property of the Company.
Revolving Credit Agreement

On August 1, 2018, the Company entered into a Revolving Credit Agreement (as defined below) allowing the Company to borrow from time to time. On November 25, 2020, the Company amended its Revolving Credit Agreement to increase its borrowing capacity by $60.0 million to $180.0 million. On July 30, 2021, upon consummation of the IPO, the Revolving Credit Agreement was further amended and the borrowing capacity increased by $109.0 million to $289.0 million and the maturity date was extended to May 2, 2025 from July 31, 2023. In connection with the increase of the borrowing capacity and the extension of the maturity date, the Company paid fees of $0.7 million, which was recorded as capitalized debt issuance cost on the consolidated balance sheet. Pricing and other terms and conditions of the Revolving Credit Agreement remain unchanged.
Under the amended terms of the Revolving Credit Agreement, the Company was permitted to borrow up to $289.0 million as of September 30, 2021 and $180.0 million as of December 31, 2020, respectively. Issuance costs paid through September 30, 2021 (including those issued in connection with the increase in the borrowing capacity and the extension of the maturity date) were $3.4 million. The interest rate is the rate per annum equal to the LIBOR, as administered by the ICE for deposits in dollars plus the applicable margin. The applicable margin is 3.25% per annum.
During the three months ended September 30, 2021, the Company repaid $95.0 million on the Revolving Credit Agreement and there was no outstanding balance on the revolving credit facility as of September 30, 2021. The outstanding balance of the revolving credit facility was $40.0 million as of December 31, 2020. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum, payable quarterly in arrears.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of December 31, 2020 and September 30, 2021, the Company’s outstanding balances of the revolving credit facility were less than 35% of the borrowing capacity.

Debt extinguishment
Using the net proceeds of the IPO and our cash from operations, in August 2021 we repaid in full the $320.0 million outstanding principal on our Bridge Loan, $365.0 million outstanding principal on our Second Lien and $69.1 million outstanding principal of our Incremental Facility. Upon repayment of the loans, we recognized a loss on the loan extinguishment of $12.9 million resulting from the write-off of the related unamortized issuance costs and discounts.
The following table presents the outstanding long-term debt (in thousands):

	September 30, 2021	December 31, 2020

Total outstanding principal—First Lien	$753,688	$759,500
Total outstanding principal—Incremental Facility	—	69,475
Total outstanding principal—Second Lien	—	365,000
Total outstanding principal	753,688	1,193,975
Less current portion of long-term debt	(7,750)	(8,450)
Less unamortized debt discount	(1,061)	(4,941)
Less unamortized debt issuance costs	(10,257)	(20,258)
Total long-term debt—net	$734,620	$1,160,326
Maturities on long-term debt outstanding as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining three months)	$1,938
2022	7,750
2023	7,750
2024	7,750
2025	728,500
Total	$753,688
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. The Company’s gross amount of assets recorded and future minimum lease payments due under capital leases was not material for any of the periods presented. Rent expense was $2.3 million and $6.2 million for the three and nine months ended September 30, 2021 and $2.0 million and $6.1 million for the three and nine months ended September 30, 2020, respectively.
Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining three months)	$2,206
2022	5,900
2023	3,129
2024	2,251
2025	941
Thereafter	225
Total	$14,652

Other Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $56.3 million through 2026.

Sale-leaseback Transactions
In October 2019, the Company entered into a sale-leaseback arrangement for one of its facilities, under which the Company sold the property at below-market value, and subsequently leased back the property at a below-market rent. Due to the existence of a prohibited form of continuing involvement, this transaction did not qualify for sale-leaseback accounting and as a result has been accounted for as a financing transaction under lease accounting standards. Under the financing method, until the related lease is terminated, the assets will remain on its balance sheets, and proceeds received from the sale are reported as financing obligations. As of September 30, 2021 and December 31, 2020, the balance of the remaining financing obligations was $4.5 million. At the end of the leaseback period, or when continuing involvement under the leaseback agreement ends, this transaction will be reported as a noncash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $1.9 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively.
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
Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions. On a quarterly basis, the Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, or result in the Company accruing a liability, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both the likelihood of (i) loss and (ii) the estimated amount of such loss related to such legal matters. Until the final resolution of such legal matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.
13. STOCKHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST

Stockholders’ Equity

The Company amended and restated its certificate of incorporation effective July 27, 2021 to authorize (i) 50,000,000 shares of preferred stock, par value $0.0001 per share, (ii) 500,000,000 shares of Class A common stock, par value $0.0001 per share, and (iii) 300,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by law. Each share of Class A common stock and Class B common stock entitles its holder to one vote on all matters presented to our stockholders generally.

Following the closing of the IPO and the exercise of the option to purchase additional shares by the underwriters, there were 158,473,360 shares of our Class A common stock issued and outstanding and 39,928,472 shares of our Class B common stock issued and outstanding. All of our outstanding shares of Class B common stock were held by Topco LLC on a one-to-one basis with the LLC Units. The holders of our issued Class A common stock collectively represent approximately 79.8% of the economic interest and voting power in the Company and Class B common stock collectively represent approximately 20.2% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest holders in the period from the IPO to September 30, 2021 was 20.3%.

14. SHARE-BASED COMPENSATION

Prior to the IPO, Holdings LLC had historically maintained equity incentive plans for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Company’s 2021 Omnibus Incentive Plan (“2021 Plan”), approved on July 27, 2021 in connection with its IPO.
Pre-IPO equity incentive plan
Management Incentive Units (MIU)
Holdings LLC provided for the grant of MIUs to key members of management. MIUs are designed as profits interests, which entitle a holder to receive distributions in excess of a specific participation threshold, subject to the provisions of the agreement with its parent entity. The participation threshold was set at the time of grant and typically reflects the fair value of Holdings LLC at the date of grant. MIUs granted consisted of a combination of time-based vesting MIUs, which vested over a four-year period, and performance-based vesting MIUs, which vested based on the equity value of Holdings LLC if a liquidity event were to occur. The performance condition would occur upon the date on which a certain equity return multiple would have been met, subject to the employee’s continuous employment from the time of granting to the time of vesting. As the performance-based vesting condition was not deemed probable, no expense had been recorded related to the performance-based MIUs for the period prior to the IPO.
MIU activity for the year-to-date period through the consummation of the IPO on July 30, 2021 is as follows:

	Number of Underlying Units	Weighted-Average Grant-Date Fair Value
Outstanding—December 31, 2020	28,143,250	$1.25
Units canceled	(166,430)	$1.28
Outstanding—IPO (July 30, 2021)	27,976,820	$1.26
Vested—December 31, 2020	9,069,112	$1.28
Vested—IPO (July 30, 2021)	10,830,525	$1.26
No MIUs were granted during the year-to-date period through the consummation of the IPO on July 30, 2021.

All of the vested and unvested time-based MIUs were exchanged for unrestricted and restricted shares of Class A common stock as part of the Organizational Transactions in connection with the IPO. All of the performance-

based MIUs remain outstanding post-IPO, however the vesting conditions were modified (see below for additional details).
Long-Term Incentive Plan (“LTIP”)
Holdings LLC provided for an LTIP that granted incentives to key members of management. The incentives were payable in cash and vested only when a certain qualified liquidity event has occurred and a certain equity return multiple has been met, subject to the employee’s continuous employment from the time of granting to the time of vesting. No compensation expense was recorded related to the LTIP for the period prior to the IPO as the performance based vesting provisions were not probable at any time during the period. The aggregate intrinsic value of the outstanding LTIP as of December 31, 2020 was $10.7 million.
On September 28, 2021, the LTIP holders’ rights to cash payments were cancelled and exchanged for RSUs (see below for additional details).
Modifications of pre-IPO incentive plans
MIUs
In connection with the Organizational Transactions described in Note 1, vested and unvested time-based MIUs in Holdings LLC were canceled in exchange for 1,208,770 shares of unrestricted shares of Class A common stock and 657,661 restricted shares of Class A common stock in the Company. The unvested restricted shares, which are classified as equity awards, are subject to the same time-based vesting schedule as the original time-based vesting MIUs. The cancellation and exchange did not result in the recognition of incremental share-based compensation expense.
Additionally, the vesting conditions of performance-based vesting MIUs were modified to vest when either (i) a certain equity return multiple is achieved after Vista Equity Partners or Onex beneficially own less than 25% ownership, or (ii) if not vested prior thereto, on the 2-year anniversary of the IPO date of July 30, 2021 if a certain specified total equity return multiple is achieved based on the Company’s market capitalization. The modification resulted in the recognition of incremental share-based compensation expense of $6.3 million in the three months ended September 30, 2021 as the awards became probable of vesting upon modification.
LTIP
On September 28, 2021, the LTIP holders were granted a total of 528,618 RSUs in exchange for the cancellation of their rights to the cash payments under the pre-IPO LTIP. The RSUs vest over a two year service period starting July 30, 2021. There was no incremental share-based compensation expense from the modification of the LTIP. Additionally, the share-based compensation expense recognized for the RSUs granted in exchange for the original LTIP rights was immaterial for the three- and nine-month periods ended September 30, 2021.

Post-IPO equity incentive plans
The 2021 Plan reserves 19,315,000 shares of the Company’s Class A common stock and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.

The RSUs granted under the 2021 Plan vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with a 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU activity for the period subsequent to the IPO through September 30, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance—IPO (July 30, 2021)	—	—
Granted	6,312,458	$24.72
Canceled	(70,273)	$18.00
Balance—September 30, 2021	6,242,185	$24.79
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue
Subscription and support	$554	$17	$574	$49
Service	770	65	912	193
Research and development	1,892	243	2,370	726
Selling, general, and administrative	7,503	1,073	9,599	3,250
Total stock-based compensation	$10,719	$1,398	$13,455	$4,218
As of September 30, 2021, the total future compensation cost related to unvested share awards is $161.7 million, which is expected to be recognized over a weighted-average period of 3.6 years.

15. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS based on net income (loss) attributable to PowerSchool Holdings, Inc. for the three and nine months ended September 30, 2021, divided by the basic weighted average number of Class A common stock outstanding for the corresponding periods. Diluted EPS of Class A common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

The Company excluded the shares of Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have any rights to receive dividends or distributions upon the liquidation or winding up of the Company. Accordingly, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Numerator:
Net Loss	$(25,128)	$—	$(27,190)	$—
Less: net loss attributable to the noncontrolling interest	(5,752)	—	(5,752)	—
Net Loss attributable to PowerSchool Holdings, Inc.	$(19,376)	$—	$(21,438)	$—
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	156,962,167	—	156,962,167	—
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.12)	$—	$(0.14)	$—

In addition, the following securities were not included in the computation of diluted shares outstanding for the three- and nine-months ended September 30, 2021 because they were antidilutive, but could potentially dilute earnings(loss) per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Unvested Restricted Shares and RSUs	6,797,302	—	6,797,302	—
LLC Units	39,928,472	—	39,928,472	—
Total excluded from diluted EPS calculation	46,725,774	—	46,725,774	—

16. INCOME TAXES

The Company recorded income tax benefit of $2.7 million and $20.0 million for the three and nine months ended September 30, 2021, respectively, and income tax expense of $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rate was 9.8% and 42.7% for the three and nine months ended September 30, 2021, respectively, and 20.0% and (0.2)% for three and nine months ended September 30, 2020, respectively. The income tax benefit for the three months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest and changes to the annual effective tax rate. The income tax benefit for the nine months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest, changes to the annual effective tax rate, and changes in the valuation allowances in the United States. The income tax expense for the three and nine months ended September 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to Holdings LLC being treated as a partnership for federal income tax purposes.

As of September 30, 2021, the Company had gross unrecognized tax benefits of $1.7 million, all of which, if recognized, would impact the effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits are not material to the consolidated financial statements in all periods presented.

In Connection with the Organizational Transactions, the Company recorded a $287.5 million deferred tax adjustment to additional paid-in capital.

Tax Receivable Agreement

In connection with the Organizational Transactions, the Company entered into a Tax Receivable Agreement with Topco LLC, Vista Equity Partners and Onex. The Tax Receivable Agreement provides for the payment by the Company to Topco LLC, Vista Equity Partners and Onex, collectively, of 85% of the amount of tax benefits, if any, that are realized, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units with the proceeds of the IPO or exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities and of Holdings LLC and subsidiaries of Holdings LLC that existed prior to the IPO and (iii) certain other tax benefits related to our making payments under the Tax Receivable Agreement (collectively, the “Tax Attributes”). The payment obligations under the Tax Receivable Agreement are not conditioned upon any LLC Unit holder maintaining a continued ownership interest in us or Holdings LLC and the rights of Topco LLC under the Tax Receivable Agreement are assignable. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that are actually realized.

As a result of the Organizational Transactions and IPO, we recorded a liability under the Tax Receivable Agreement of $403.8 million to additional paid-in capital.
17. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were $0.3 million and $0.4 million, for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. Following the IPO, we may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for all periods presented. We will terminate these management arrangements following the completion of the IPO. Total aggregate amounts due to Vista and Onex entities were $0.1 million as of September 30, 2021 and December 31, 2020.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $1.0 million and $1.7 million for all other services purchased from entities with common ownership for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. Substantially all of the expenses related to the Vista services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were less than $0.1 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, and are included in account payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the first 12-month period was $32.4 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized the revenue from the customers on a gross basis as it is considered principal in the arrangement. The Company also recognized $2.4 million and $5.5 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and nine months ended September 30, 2021, respectively.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company will provide certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoices EAB on a monthly basis for these agreed upon services. Additionally, the Company may cross charge EAB for direct expenses incurred by us on EAB’s behalf and collect cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. As of September 30, 2021, the Company had a net amount receivable of $0.6 million. This amount was recorded in prepaid expenses and other current assets in the consolidated balance sheet.
On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Use and Access Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense which is being amortized monthly over the term of the agreement in selling, general and administrative expense line item on our consolidated statement of operations. The Company recognized rent expense in the amount of $0.3 million and $0.6 million for the three and nine months ended September 30, 2021 related to the upfront fee.
18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the three and nine months ended September 30, 2021 of $2.3 million and $6.6 million respectively, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2020, respectively.
19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through November 10, 2021, the date at which the condensed consolidated financial statements were available to be issued.

In November 2021, the Company announced that it has entered into a definitive agreement to acquire 100% of the voting shares of Kickboard, Inc., a provider of behavioral and social emotional learning (“SEL”) assessments, analytics and classroom solutions software applications for the K-12 education market for approximately $15.0 million in an all-cash transaction. The acquisition is expected to close in the fourth quarter of fiscal year 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” our prospectus dated July 27, 2021, filed in connection with our initial public offering. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “PowerSchool” and similar references refer to: (1) on or following the consummation of the IPO and related organizational transactions, to PowerSchool Holdings, Inc. and its consolidated subsidiaries, including PowerSchool Holdings LLC (formerly known as Severin Holdings, LLC) (“Holdings LLC”), and (2) prior to the consummation of the IPO and the related organizational transactions to Holdings LLC and its consolidated subsidiaries.

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. We serve more than 12,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., have 30 state-, province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a Unified Platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 83.4% and 84.6% of our total revenue for the three and nine months ended September 30, 2021, respectively.
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
Our total revenues were $149.0 million and $412.5 million for the three and nine months ended September 30, 2021, respectively, and $115.6 million and $318.8 million for the three and nine months ended September 30, 2020 representing a 28.9% and 29.4% growth rate, respectively. Our subscriptions and support revenues were $124.3 million and $349.1 million or 83.4% and 84.6% of total revenues for the three and nine months ended September 30, 2021, up from $95.1 million and $271.4 million or 82.3% and 85.1% of total revenues for the three and nine months ended September 30, 2020, respectively, representing a 30.7% and 28.7% growth rate. Our gross profit was $85.6 million and $237.5 million for the three and nine months ended September 30, 2021, and $67.5 million and $180.2 million for the three and nine months ended September 30, 2020, respectively. Due to our continuing investment in building our software platform, we recorded net loss attributable to PowerSchool of $19.4 million and $21.4 million in the three and nine months ended September 30, 2021, respectively. We recorded net income in the amount of $0.4 million and a net loss of $28.8 million for the three and nine months ended September 30, 2020, respectively. Our adjusted EBITDA was $40.1 million and $127.9 million or 26.9% and 31.0% of total revenues for the three and nine months ended September 30, 2021, and $42.9 million and $103.6 million or 37.1% and 32.5% of total revenues for the three and nine months ended September 30, 2020, respectively. Our adjusted gross profit was $101.2 million and $279.5 million or 67.9% and 67.8% of total revenues for the three and nine months ended September 30, 2021, and $78.0 million and $210.4 million or 67.5% and 66.0% of total revenues for the three and nine months ended September 30, 2020, respectively.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as described below) of 105.6% as of September 30, 2021, compared to 108.1% as of September 30, 2020.
Attract New Customers in North America
We believe there is significant opportunity to increase market adoption of our Unified Platform by new customers. Our ability to attract new customers is dependent upon a number of factors including the features and pricing of our competitors’ offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, the marketing and deploying of our software solutions, and the growth in demand of cloud-based technology solutions in K-12 education. We intend to expand our customer base by continuing to make significant and targeted investments in direct sales and marketing to attract new customers and to drive broader awareness of our software solutions. As of September 30, 2021, we had more than 12,000 customers spanning every type of K-12 organization, including state Departments of Education, public districts, charter schools, independent schools, virtual schools and more, of a broad range of sizes.
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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of September 30, 2021, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition- related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

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
We closed the quarter ended September 30, 2021 with ARR of $527.8 million compared to $410.6 million as of September 30, 2020.
Net Revenue Retention Rate
We believe that our ability to retain and grow recurring revenues from our existing customers over time strengthens the stability and predictability of our revenue base and is reflective of the value we deliver to them through upselling and cross selling our solution portfolio. We assess our performance in this area using a metric we refer to as Net Revenue Retention Rate. For the purposes of calculating Net Revenue Retention Rate, we exclude from our calculation any changes in ARR attributable to Intersect customers, as this product is sold through our channel partnership with EAB and is pursuant to annual revenue minimums, therefore the business will not be managed based on our net revenue retention (“Net Revenue Retention”). We calculate our dollar-based Net Revenue Retention Rate as of the end of a reporting period as follows:
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
We closed the twelve-month period ended September 30, 2021 with a Net Revenue Retention Rate of 105.6%, compared to 108.1% as of September 30, 2020. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$124,272	$95,118	$349,126	$271,372
Service	18,497	14,154	47,533	36,558
License and other	6,183	6,311	15,843	10,864
Total revenue	148,952	115,583	412,502	318,794
Cost of Revenue:
Subscription and support	35,138	27,406	97,802	79,311
Service	14,482	10,471	37,971	29,511
License and other	618	336	1,547	951
Depreciation and amortization	13,094	9,866	37,696	28,783
Total cost of revenue	63,332	48,079	175,016	138,556
Gross Profit	85,620	67,504	237,486	180,238
Operating Expenses:
Research and development	24,400	15,197	64,874	48,124
Selling, general, and administrative	47,276	21,302	103,260	67,432
Acquisition costs	295	21	6,074	23
Depreciation and amortization	16,103	13,539	46,816	41,356
Total operating expenses	88,074	50,059	221,024	156,935
Income (loss) from operations	(2,454)	17,445	16,462	23,303
Interest expense—Net	12,857	15,801	51,416	52,752
Loss on extinguishment of debt	12,905	—	12,905	—
Other (expense) income—net	(403)	1,111	(634)	(669)
Income (loss) before income taxes	(27,813)	533	(47,225)	(28,780)
Income tax expense (benefit)	(2,685)	106	(20,035)	64
Net income (loss)	(25,128)	427	(27,190)	(28,844)
Less: Net loss attributable to non-controlling interest	(5,752)	—	(5,752)	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(19,376)	427	(21,438)	(28,844)
Other comprehensive income (loss)—Foreign currency translation	(336)	207	(564)	(138)
Total other comprehensive income (loss)	(336)	207	(564)	(138)
Less: comprehensive loss attributable to non-controlling interest	$(11)	$—	$(57)	$—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	$(19,701)	$634	$(21,945)	$(28,982)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	83%	82%	85%	85%
Service	12	12	12	11
License and other	4	5	4	3
Total revenue	100	100	100	100
Cost of Revenue:
Subscriptions and support	24	24	24	25
Service	10	9	9	9
License and other	<1	<1	<1	<1
Depreciation and amortization	9	9	9	9
Total cost of revenue	43	42	42	43
Gross Profit	57	58	58	57
Operating Expenses:
Research and development	16	13	16	15
Selling, general, and administrative	32	18	25	21
Acquisition costs	<1	<1	1	<1
Depreciation and amortization	11	12	11	13
Total operating expenses	59	43	54	49
Income (loss) from operations	(2)	15	4	7
Interest expense—Net	9	14	12	17
Loss on extinguishment of debt	9	—	3	—
Other (expense) income—net	(<1)	<1	(<1)	(<1)
Income (loss) before income taxes	(19)	<1	(11)	(9)
Income tax expense (benefit)	(2)	<1	(5)	<1
Net income (loss)	(17)	<1	(7)	(9)
Less: Net income (loss) attributable to non-controlling interest	(4)	—	(1)	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(13)	<1	(5)	(9)
Other comprehensive income (loss)—Foreign currency translation	(<1)	<1	(<1)	(<1)
Total other comprehensive income (loss)	(<1)	<1	(<1)	(<1)
Less: comprehensive income (loss) attributable to non-controlling interest	(<1)	—	(<1)	—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	(13)%	<1%	(5)%	(9)%

Discussion of Results of Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Subscriptions and support	$124,272	$95,118	$29,154	31%	$349,126	$271,372	$77,754	29%
Service	18,497	14,154	4,343	31%	47,533	36,558	10,975	30%
License and other	6,183	6,311	(128)	(2)%	15,843	10,864	4,979	46%
Total revenue	$148,952	$115,583	$33,369	29%	$412,502	$318,794	$93,708	29%
The period-over-period increase in subscription and support revenue for the three and nine months ended September 30, 2021 was driven by renewals and increased sales of our solutions to existing customers, as well as revenue from the Hobsons and Hoonuit acquisitions. The period-over-period increase in service revenue for the three and nine months ended September 30, 2021 was driven by increased implementation and training related to sales made to existing and new customers, as well as revenue from the Hobsons and Hoonuit acquisitions. The period-over-period change in license and other revenue for the three and nine months ended September 30, 2021 was driven primarily by revenue from the Hobsons and Hoonuit acquisitions, partially offset by a decrease in the three month period ended September 30, 2021 due to a one-time revenue adjustment driven by a legal settlement in the three months ended September 30, 2020.
Total Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Cost of Revenue:
Subscription and support	$35,138	$27,406	$7,732	28%	$97,802	$79,311	$18,491	23%
Service	14,482	10,471	4,011	38%	37,971	29,511	8,460	29%
License and other	618	336	282	84%	1,547	951	596	63%
Depreciation and amortization	13,094	9,866	3,228	33%	37,696	28,783	8,913	31%
Total cost of revenue	$63,332	$48,079	$15,253	32%	$175,016	$138,556	$36,460	26%
The period-over-period increase in subscription and support cost of revenue for the three and nine months ended September 30, 2021 was driven by a $1.2 million and $5.8 million increase in cloud hosting usage, a $2.6 million and $5.6 million increase in third party royalties and a $3.6 million and $7.5 million increase of personnel-related costs, respectively, from increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce. The period-over-period increase in service cost of revenue was driven by a $2.4 million and $5.7 million increase in personnel-related costs due to increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce, and a $1.4 million and $2.8 million increase in third party costs, respectively. The increase in depreciation and amortization cost of revenue was due to additional amortization expense recognized from an increase in capitalized research and development costs.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$24,400	$15,197	$9,203	61%	$64,874	$48,124	$16,750	35%
Selling, general, and administrative	47,276	21,302	25,974	122%	103,260	67,432	35,828	53%
Acquisition costs	295	21	274	N/M	6,074	23	6,051	N/M
Depreciation and amortization	16,103	13,539	2,564	19%	46,816	41,356	5,460	13%
Total operating expenses	$88,074	$50,059	38,015	76%	$221,024	$156,935	$64,089	41%
Research and development. The period-over-period increase in research and development expense for the three and nine months ended September 30, 2021 was primarily attributable to a $7.1 million and $13.3 million increase in personnel-related expenses, due to increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce and a $2.9 million and $7.2 million increase in third party expenses, respectively. The increase was offset by $1.1 million and $1.7 million of lower restructuring expenses and a less than $0.1 million and $2.0 million higher capitalized research and development expense for the three and nine months ended September 30, 2021, respectively.
Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three and nine months ended September 30, 2021 was primarily attributable to a $14.4 million and $19.6 million increase in personnel-related expenses due to increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce, a $10.4 million and $13.3 million increase in third party expenses, and a $1.0 million and $3.2 million increase in sales commissions, respectively.
Acquisition costs. The acquisition costs incurred in the three and nine months ended September 30, 2021 were driven primarily by third-party professional fees incurred in conjunction with the Hobsons acquisition.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Interest Expense	$12,857	$15,801	$(2,944)	(19)%	$51,416	$52,752	$(1,336)	(3)%
The period-over-period decrease in interest expense for the three and nine months ended September 30, 2021 was primarily driven by the lower balance owed under our credit facilities resulting from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO.
Loss on Debt Extinguishment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Loss on Debt Extinguishment	12,905	—	$12,905	N/M	12,905	—	$12,905	N/M
The $12.9 million loss on debt extinguishment for the three and nine months ended September 30, 2021 was due to the write-off of the unamortized issuance costs and discounts from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility.

Other Income (Expense) - Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Other Income (Expense) - Net	$(403)	$1,111	$(1,514)	(136)%	$(634)	$(669)	$35	(5)%
The period-over-period fluctuations in Other Income (Expense) - Net for the three and nine months ended September 30, 2021 was primarily due to a $0.9 million unfavorable and $0.4 million favorable fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances, and a decrease in other income of $0.6 million and $0.5 million, respectively.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(2,685)	$106	$(2,791)	N/M	$(20,035)	$64	$(20,099)	N/M
The period-over-period increase in income tax (benefit) for the three and nine months ended September 30, 2021 was primarily due to a partial valuation allowance release resulting from the Hobsons acquisition. The acquisition triggered recognition of deferred tax liabilities, which could serve as a future source of income against the Company’s existing deferred tax assets and triggered the release of the related valuation allowance.
Liquidity and Capital Resources
General
PowerSchool Holdings, Inc. is a holding company with no operations of our own and, as such, we depend on distributions by our current and future subsidiaries, including Holdings LLC, for cash to fund all of our operations and expenses. The terms of the agreements governing our senior secured credit facilities contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to us or to Holdings LLC unless certain financial tests are met. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $91.0 million, which was held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
In July 2021, we completed our IPO, pursuant to which we issued and sold 39,473,685 shares of Class A common stock and received $673.2 million in the IPO proceeds. On August 10, 2021, we issued an additional 5,447,581 shares of our Class A common stock and received $92.9 million in the proceeds upon exercise of the underwriters’ option to purchase such additional shares. We used the net proceeds from the IPO and the exercise of the underwriters’ option, along with our operating cash flows, to repay in full the outstanding principal balances of our Bridge Loan, Second Lien Term Loan and Incremental Facility, as well as the full outstanding balance under the Revolving Credit Agreement.
Our positive cash flows from operations in the nine months ended September 30, 2021 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. Accordingly, using cash on hand and proceeds from our IPO, we have repaid in full the outstanding balance on our Revolving Credit Agreement described below. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $350.0 million, of which $344.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term- loan borrowings totaling $775.0 million and a Second Lien Credit Agreement for term loan borrowings totaling $365.0 million. On November 22, 2019, the Company entered into an incremental loan agreement to the First Lien which provided for $70.0 million of incremental first lien term loans (the “Incremental Facility”). The First Lien also provided for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $120.0 million, which was increased by $60.0 million to a total of $180.0 million in November 2020, and further increased by $109.0 million to a total of $289.0 million in July 2021. Borrowings under the First Lien are guaranteed by Topco LLC and certain of its subsidiaries as specified in the guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Topco LLC that are loan parties.
On March 3, 2021, we completed the acquisition of Hobsons, Inc. (“Hobsons”) for approximately $318.9 million in cash. We entered into the $320.0 million aggregate principal amount Bridge Loan to fund the acquisition of Hobsons.
The First Lien became repayable in quarterly payments of $1.9 million beginning March 31, 2019 and will remain repayable through July 31, 2025, with all remaining outstanding principal due on July 31, 2025.
Borrowings under the First Lien bear interest at the Adjusted Eurocurrency Rate plus the margin 3.25% per annum. The “Eurocurrency Rate” is defined as the LIBOR as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollars.
As of September 30, 2021, the interest rate on the First Lien was 3.34%. The principal balances of the Bridge Loan, the Second Lien and the Incremental Facility, as well as all of the outstanding balance of the Revolving Credit Agreement, were paid in full during the quarter ended September 30, 2021.
Please refer to Note 11 to our condensed consolidated financial statements for more information regarding the repayment of our outstanding debt.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$122,886	$66,285
Net cash used in investing activities	(350,730)	(28,385)
Net cash provided by (used in) financing activities	266,638	(7,188)
Effect of foreign exchange rate on cash and cash equivalents	(515)	(701)
Net decrease in cash and cash equivalents and restricted cash	$38,279	$30,011
Cash and cash equivalents and restricted cash at beginning of period	53,246	39,491
Cash and cash equivalents and restricted cash at end of period	$91,525	$69,502
Operating Activities
Net cash provided by operating activities of $122.9 million for the nine months ended September 30, 2021 was primarily related to our net loss of $27.2 million, adjusted for non-cash charges of $119.2 million and net cash outflows of $30.9 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $92.7 million, stock-based compensation expense of $13.5 million and loss on extinguishment of debt of $12.9 million. The main drivers of net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $88.2 million and accounts receivable of $29.0 million due to the seasonality of our billing cycle, and in deferred taxes of $21.4 million.
Net cash provided by operating activities of $66.3 million for the nine months ended September 30, 2020 was primarily related to our net loss of $28.8 million, adjusted for non-cash charges of $78.7 million and net cash outflows of $16.4 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $74.3 million and management incentive unit-based compensation of $4.2 million. The main drivers of the net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $64.7 million and accounts receivable of $30.3 million due to the seasonality of our billing cycle, and in accrued expenses of $5.0 million.
Investing Activities
Net cash used in investing activities of $350.7 million for the nine months ended September 30, 2021 was primarily related to the net cash paid for our acquisition of Hobsons. of $319.2 million, investment in capitalized product development costs of $28.3 million and purchases of property and equipment of $3.2 million.
Net cash used in investing activities of $28.4 million for the nine months ended September 30, 2020 was primarily related to our investment in capitalized product development costs of $25.5 million and purchases of property and equipment of $3.0 million.
Financing Activities
Net cash provided by financing activities of $266.6 million for the nine months ended September 30, 2021 was primarily related to the net proceeds from our IPO of 766.1 million, net proceeds from our Bridge Loan of $315.2 million and from our Revolving Credit Arrangement of $55.0 million, offset by the full repayments of our Bridge Loan, Second Lien debt of $365.0 million, Incremental Facility of $68.8 million and First Lien debt of $5.8 million, as well as the outstanding balance of our revolving credit facility of $95.0 million. Additionally, we also paid deferred offering costs in connection with our IPO of $11.8 million and debt issuance costs of $2.8 million.
Net cash used in financing activities of $7.2 million for the nine months ended September 30, 2020 was primarily related to the repayments of our First Lien debt of $5.8 million.

Contractual Obligations and Commitments
Our principal commitments consist of contractual obligations under operating leases for office space and data center facilities, minimum purchase commitments as part of our normal operations and repayments of long-term debt. Refer to Note 12 to our condensed consolidated financial statements for more information on the operating leases, Note 11 to our condensed consolidated financial statements for more information regarding our long-term debt.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2021.
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
Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for analytical and supplemental informational purposes only, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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

Adjusted Gross Profit
Adjusted Gross Profit is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Adjusted Gross Profit as gross profit, adjusted for depreciation, share-based compensation expense, restructuring and acquisition-related expenses and amortization of acquired intangible assets and capitalized product development costs. We use Adjusted Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of depreciation, share-based compensation, restructuring expense, acquisition-related expenses, and amortization of acquired intangibles and capitalized product development costs from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net (loss) income adjusted for net interest expense, depreciation and amortization, provision for (benefit from) income tax, share-based compensation expense, management fees, restructuring expense, and acquisition-related expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that

Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations

Free Cash Flow

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

Reconciliation of gross profit to adjusted gross profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except percentages)	2021	2020	2021	2020
Gross profit	$85,620	$67,504	$237,486	$180,238
Depreciation	489	403	1,322	1,172
Share-based compensation (1)	1,324	81	1,486	242
Restructuring(2)	905	434	2,385	851
Acquisition-related expense(3)	233	142	484	330
Amortization	12,604	9,468	36,374	27,616
Adjusted Gross Profit	$101,175	$78,032	$279,537	$210,449
% Gross Profit Margin(4)	57.5%	58.4%	57.6%	56.5%
% Adjusted Gross Profit Margin(5)	67.9%	67.5%	67.8%	66.0%

(1)    Refers to expenses associated with share-based compensation within cost of revenue.
(2)    Refers to expenses flowing through gross profit related to migration of customers from legacy to core products, and severance expense related to offshoring activities, facility closures and executive departures.
(3)    Refers to expenses flowing through gross profit incurred to execute and integrate acquisitions, including retention awards and severance for acquired employees.
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of net income (loss) to adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except percentages)	2021	2020	2021	2020
Net loss	$(25,128)	$427	$(27,190)	$(28,844)
Add:
Amortization	27,530	21,573	79,562	64,434
Depreciation	1,667	1,838	4,950	5,712
Net interest expense(1)	12,857	15,796	51,409	52,655
Loss on extinguishment of debt	12,905	—	12,905	—
Income tax benefit	(2,685)	106	(20,035)	64
Share-based compensation	10,719	1,398	13,455	4,220
Management fees(2)	424	307	615	803
Restructuring(3)	839	882	3,576	1,670
Acquisition-related expense(4)	923	551	8,662	2,890
Adjusted EBITDA	$40,051	$42,878	$127,909	$103,604
Adjusted EBITDA Margin(5)	26.9%	37.1%	31.0%	32.5%

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
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our consolidated income statements and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. These incremental costs are embedded in our research and development, selling, general and administrative and cost of revenue line items.
(5)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of net cash provided by (used in) operating activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$173,076	$111,849	$122,886	$66,285
Less:
Purchases of property and equipment	(308)	(914)	(3,222)	(3,019)
Capitalized product development costs	(9,141)	(8,696)	(28,278)	(25,490)
Free Cash Flow	$163,627	$102,239	$91,386	$37,776

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of September 30, 2021, our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien, Second Lien, Incremental Term Facility, Bridge Loan, and Revolving Credit Agreement carried interest at LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum in the case of the First Lien including the Revolving Credit Agreement. The applicable margin is initially 4.50% per annum in the case of the Incremental Facility. The applicable margin was initially 6.75% per annum in the case of the Second Lien Term Loan. The applicable margin was initially 3.00% per annum in the case of the Bridge Loan.
With the proceeds of the IPO and cash from operations, we repaid in full the Second Lien, the Incremental Facility and the Bridge Loan, as well as all of the outstanding balance under the Revolving Credit Arrangement. Accordingly, on September 30, 2021, we had an outstanding debt balance of $753.7 million related to our First Lien. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $7.5 million.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in disputes, litigation, and other legal actions. On a quarterly basis, the Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, or result in the Company accruing a liability, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both the likelihood of (i) loss and (ii) the estimated amount of such loss related to such legal matters. Until the final resolution of such legal matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated July 27, 2021, filed with the SEC in accordance with Rule 424(b) under the Securities Act of 1933, as amended, on July 29, 2021 in connection with our IPO.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
(i)    Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of PowerSchool Holdings, Inc., dated July 27, 2021 (incorporated by reference to Exhibit 3.2 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

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

PowerSchool Holdings, Inc.

Date: November 10, 2021	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	Chief Financial Officer
(Principal Financial Officer)