Form 10-K
period 2021-12-31
POWERSCHOOL HOLDINGS, INC.
filed 2022-03-24
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

The registrant had 198,403,021 shares of common stock outstanding as of March 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including those disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I
Item 1. Business
Our Mission

We empower the K-12 education ecosystem of schools, districts and education departments to enable parents, educators and administrators to deliver the best education to children, allowing them to realize their potential.

Company Overview

At PowerSchool, we believe in the simple truth that every student deserves the best opportunities in life. Unfortunately, because adoption of technology in education has lagged behind other sectors, K-12 schools and school districts, and ultimately their students and families, have yet to experience all the benefits from digital transformation. That’s why we seek to power the education ecosystem with unified technology that helps educators and students realize their potential, in their way. A digital transformation in education is currently under way, unleashing tremendous potential, surfacing insights and driving efficiencies, and we believe all administrators, educators and students are entitled to benefit from this advancement.

As a pioneer and the leading provider of cloud-based software to the K-12 education market, we provide a comprehensive suite of cloud solutions that deliver a broad range of mission-critical capabilities to K-12 organizations in over 90 countries globally (our “Unified Platform”) that includes the core system of record used by districts and schools and leverages our rich data to deliver insights and analytics to improve education outcomes. We serve more than 14,000 customers, including over 90 of the 100 top districts by student enrollment in the United States, have 30 state-, province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our solution is embedded in school workflows and is used on a daily basis by educators, students, administrators and parents in schools and districts representing over 45 million students globally, over 70% of all K-12 students in the U.S. and Canada. Our cloud-based technology platform helps schools and districts efficiently manage state reporting and related compliance, special education, finance, HR, talent, registration, attendance, funding, learning, instruction, grading, college and career readiness, assessments and analytics in one place. Through our Unified Platform approach, we help our customers streamline operations, aggregate disparate data sets, and develop insights using predictive modelling and machine learning. Our ability to transform information into actionable insights improves the efficiency of school operations, the quality of instruction delivered by teachers, and the pace of student growth, which we believe should have a profound effect on K-12 educational outcomes.

Our broad scale, engagement with all constituents and single-sector focus has made us one of the most recognizable and trusted brands in the K-12 market. We achieved our leadership position by combining over twenty years of deep expertise with our vision to create modern technology to automate and streamline inefficient processes, aggregate critical data in central system of record systems, and utilize assessment and data analytics to help students succeed.

School districts have steadily increased investment in cloud-based software solutions, and we expect the adoption trend to accelerate post- COVID-19. The COVID-19 pandemic created a seminal moment for education, driving secular step-function changes in the pace of technology adoption. These recent events have also exposed the lack of technological readiness in many schools and districts. Faced with extended closures, school leadership had to rapidly mobilize resources to confront the acute technical, instructional, and administrative challenges of maintaining uninterrupted learning, teaching and operations. According to Gartner®1 (the “Gartner Forecast”), external IT spending in K-12 schools in the U.S. and Canada is expected to grow at a CAGR of 9% from 2020 to 2025, from approximately $17 billion to $26 billion.

Our customers include every major type of K-12 organization across a range of sizes. Our solutions are mission-critical and foster a high degree of customer loyalty, resulting in long-standing and stable customer relationships. PowerSchool has grown rapidly over the last several years and we plan to continue to deepen our relationships with existing customers by providing strong customer support, cross-selling incremental solutions and integrating point solutions for customers.

Industry Background

K-12 education is an essential industry to society and one of the largest vertical end-markets in the global economy, representing the third highest discretionary spend category by the United States government in 2019. According to data from the National Center of Education Statistics and Statistics Canada, over $900 billion is spent each year on K-12 education in the United States and Canada, with approximately 61 million students enrolled in public and private K-12 institutions in 2020. The quality of our education system drives our quality of life and overall economic prosperity. The success of K- 12 education depends upon a vibrant ecosystem of participants that includes students, parents, teachers and administrators—each with their own needs, opportunities and challenges.

Schools are undergoing a dynamic digital transformation through the adoption of cloud-based software that is helping to improve collaboration, communication and curricula, utilizing rich data and analytics to surface educational insight, and automating office operations. K-12 software spending includes instructional and non-instructional resources that track and analyze student performance, manage classroom activities, facilitate HR and support enterprise resource planning while streamlining administrative functions. Districts and schools are increasingly seeking integrated cloud platforms due to the ease of accessibility, lower up-front investment, scaled and secure data practices, simplified implementation and growing comfort with subscription-based models.

Real-time Data and Insights are Needed for District and Student Success

Students, parents, teachers and administrators lack real-time information and comprehensive ways to view student, educator and operational data. Existing systems that manage student and teacher data are often paper-based, cumbersome and have limited ability to effectively aggregate student performance information. In addition, full assessments of student capabilities typically occur during end-of-year final exams, at which point it is too late for teachers to address gaps in understanding. This summative data also does not provide educators with information about the underlying factors influencing or impeding learning, which is key to moving students forward. Without this
1 Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2019 – 2025, 4Q21 Update.
GARTNER is a registered trademark of Gartner, Inc. and/or its affiliates and is used herein with permission. All rights reserved. The Gartner content described herein, represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

data, schools struggle to provide parents with the appropriate level of transparency into their child’s performance. A study from Learning Heroes stated that 92% of parents believe their children are performing at or above their grade level in reading and math, while in reality only 37% of students achieve proficiency. Additionally, according to EducationData.org, dropout rates increased to 4.7% in 2017, up from 3.5% in 2007. Our Unified Platform helps to solve these challenges caused by lack of access to real-time, comprehensive data, providing insights to help educators and administrators drive district and student success.

Teachers and Administrators Lack Resources to Deliver Personalized Learning

Students learn best when education is tailored to their individual needs, yet most of our education system is built on a one-size-fits-all pedagogy targeting the average student. Teachers, despite their best intentions, are often required to juggle several disparate solutions in the classroom for delivering instruction and managing students, resulting in a lack of time and information needed to address each child’s unique and changing needs. According to a McKinsey & Company study, How Artificial Intelligence Will Impact K-12 Teachers, published January 2020 (the “McKinsey Study”), only 49% of a teacher’s time is spent directly with students. Our suite offers teachers and administrators the information, insights, and time necessary to personalize instruction at an individual student level.

Widespread Teacher Shortages Will Have a Long-Term Impact on Educational Outcomes

One of the most profound issues impacting K-12 organizations is a long-term shortage in educators. Substandard opportunities for professional development contribute to poor teacher retention rates and widespread educator shortages. These shortages, along with budget constraints, are leading to substandard instruction and limiting the time and attention given to students. The COVID-19 pandemic has exacerbated K-12 staffing problems, with the lowest public school employment levels since 2000, according to the Bureau of Labor Statistics. Recruiting, retaining and training high quality teachers has become an imperative for school districts, many of which continue to rely on paper-based processes and lack the network to optimize talent management. In addition, the ability to find qualified substitute teachers has become more difficult, impacting districts’ abilities to manage absences and deliver consistent educational outcomes.

The K-12 Regulatory Environment is Highly Complex

Schools and districts are required to comply with growing volumes of local, state and federal regulations, many of which are directly tied to a school or district’s ability to access funding. The substantial level of investment required for vendors to create and continually adhere to K-12 compliance mandates makes software development very challenging. This limits and, in some cases, prevents the emergence of potentially novel technology, while preserving legacy point solutions and outdated, often manual or paper-based processes. Many schools and districts still rely on spreadsheets, home-grown platforms and/or dozens of technology vendors with little integration between various tools, exacerbating the challenges teachers and administrators face.

Legacy, Compartmentalized K-12 Software Has Fallen Short

K-12 schools and districts have lagged other end-markets in terms of technology adoption. Most K-12 software was designed as point solutions (Enterprise Resource Planning (“ERP”), Learning Management System (“LMS”), Student Information System (“SIS”), assessments, etc.), which fail to provide harmonized, integrated, and accurate data that meet the needs of students, parents, teachers and administrators. According to a survey conducted by Digital Promise in 2017, 74% of U.S. districts use more than 26 different technology products and only 33% of districts have integrated the majority of their technology tools. K-12 constituents are forced to navigate numerous fragmented platforms with information residing in disparate data silos. This has led to wasted time, lost productivity and has limited the ability of schools and districts to use data to improve education outcomes. Broad platforms with unified data have become a technology imperative to allow teachers to focus more on students and to drive improvement in critical education indicators on which the U.S. is lagging:

•Based on ACT data, less than 45% of students are prepared for college-level math, science or reading

•NCES data indicates that over 500,000 high school students drop out annually

•According to the Programme for International Student Assessment, Insights and Interpretations, published in 2018 the United States ranks 25th on the International Student Assessment average across math, reading and science

K-12 Education is Being Reimagined

We believe the way teachers educate, students learn and parents partner with schools is permanently changing. As technology solutions have improved and students have greater access to devices, schools and districts have embarked on their digital transformation. In addition, the COVID- 19 pandemic forced stakeholders to accelerate this shift and test new methods of hybrid learning. We believe the current backdrop and requirement to maintain operational continuity through remote operations has put a spotlight on the need for schools to modernize their software platforms and technology infrastructure. These secular trends are causing districts to rapidly move towards implementing cloud-based platforms capable of unifying the learning experience, information, engagement, and the core systems of record.

Shift to Data-Driven Education

We believe a data-driven approach to education is central to how students, educators, parents and administrators reinvent the K-12 education experience. Real-time collaboration and engagement, deep analytics and rich information management are helping to fulfill the promise of digital transformation, workplace optimization and elevating student success. There are several ways that data and analytics are transforming education, including:

•Integration. Districts have recognized the value of data in education and have generated volumes of it; unfortunately, this data is underutilized because it often sits in disparate silos and in incongruent formats. Without integrating systems of data generation, accumulation and interpretation, the value of the data is materially diminished. Our Unified Platform integrates systems and data, and helps educators and administrators implement data-driven education initiatives.

•Actionable Insight. Actionable intelligence offers the ability to synthesize disparate data sets into reportable information. Using real- time data helps improve a range of processes including creating personalized learning programs using student achievement data, making investment decisions using data from our ERP, and managing staffing and professional development improvements using our talent solutions.

•Artificial Intelligence (“AI”) and Machine Learning (“ML”). AI/ML is crucial to processing and analyzing data to provide novel insights such as identifying at-risk student before they fall too far behind, identifying staff retention risk areas, and optimizing district investments. According to IDC, Spending Guide, published in (2019), education is among the top three opportunities for AI deployment.

•Process Automation. School districts are modernizing and automating processes that have historically been done manually. Dynamic data models are increasingly being used to monitor processes, tasks and decisions to increase efficiency and allow teachers to focus on activities that lead to better student outcomes and higher teacher satisfaction. According to the McKinsey Study, teachers spend approximately 13 hours per week on activities that could be automated using existing technology.

Market Opportunity

PowerSchool serves a large addressable market opportunity globally as school districts continue to make significant investments in IT applications and infrastructure. In 2020, approximately $17 billion was spent on K-12 technology (of which $12 billion represents spending on software and IT services) in the U.S. and Canada and this is expected to increase approximately 9% per year from 2020 through 2025 according to the Gartner Forecast. Based on an analysis by Frost & Sullivan, Market Sizing Assessment for Education Technology Software Market - commissioned in 2020 in connection with our initial public offering (“IPO”), we estimate the global total available market for PowerSchool’s current set of solutions to be approximately $25 billion. To estimate our market opportunity, Frost & Sullivan identified the total number of K-12 students globally by country. Frost & Sullivan then multiplied the number of students within each country by the per student list price of our product segments, assuming deployment of each of the selected product segments and a distribution of K-12 organization sizes that is similar to those in the US.

Our Unified Platform

Mission-Critical System of Record, Engagement and Intelligence

Our Unified Platform provides a comprehensive suite of cloud solutions that deliver a broad range of mission-critical capabilities to K-12 organizations in over 90 countries globally. Foundational to our cloud applications is our market-leading SIS. Our SIS acts as the backbone of K- 12 organizations and centralizes student information and processes that power the core operations of our customers. In addition to the SIS, we offer a full suite of mission-critical, cloud solutions that districts need to manage their operations, staff, and instruction: PowerSchool Unified Administration, PowerSchool Unified Talent, PowerSchool Unified Classroom, PowerSchool Unified Home and

PowerSchool Unified Communities. We also provide a rich set of analytic capabilities through PowerSchool Unified Insights, consolidating enabling visualization of data across our own platform and third-party solutions. Our Unified Platform is a comprehensive solution that connects the office, classroom and home while bringing together students, parents, teachers and administrators providing the following key benefits:

•Mission-Critical to District Funding and Compliance. Districts and schools must adhere to a myriad of constantly evolving federal and state-specific reporting requirements to receive a significant portion of their funding. These reports, data requirements, and submission guidelines vary state-to-state, and can be incredibly burdensome, oftentimes requiring dedicated functions within districts. Our compliance reporting solutions in PowerSchool SIS, PowerSchool Unified Classroom Special Programs, and PowerSchool Unified Administration eFinancePLUS (ERP) cover the ever-changing requirements of more than 50 U.S. states and Canadian provinces, providing more coverage for this mission-critical process than any other SIS vendor.

•Improves Productivity Through Automation and Simplification. Our PowerSchool Unified Administration and PowerSchool Unified Talent solutions are designed to simplify and digitally transform back-end ERP and human resources (“HR”) operations. These solutions modernize finance and HR workflows within the district, including budgeting, financial reporting, procurement, teacher and employee hiring, onboarding and staff development. Through automation of time-sensitive, manual processes such as filling temporary vacancies with substitute teachers, and focusing on educator efficacy with solutions for professional learning and staff evaluation, these solutions help optimize a district’s operations and allow more time and focus to be spent on classroom instruction and improving educator retention.

•Provides Real-time Insight, Transparency and Visibility. Our Unified Insights solution integrates data across functional areas including the office, classroom and home. This provides a holistic view from which all K-12 stakeholders can derive real-time insight, feedback, reporting, notifications and enhanced transparency. Educators and administrators use this visibility and data to closely track and benchmark academic successes and gaps within different demographic groups in their districts, understand location-based enrollment trends to help project funding inflows and requirements, and leverage predictive analytics to identify at-risk students. Additionally, communities gain unique insight into performance at the local, district and state level, which drives accountability for leadership.

•Enables Seamless Communication, Collaboration and Engagement. The PowerSchool Unified Platform seamlessly connects all K-12 stakeholders. Teachers can manage the full instructional process while interacting digitally with students inside and outside of the classroom. For example, through the PowerSchool Unified Classroom and its Schoology LMS, educators can effectively manage their classrooms and deliver instruction through a fully digital platform, while fostering real-time collaboration with their students. Our Unified Classroom provides dashboards that highlight achievement and learning gaps, and the ability to integrate high-quality, standards-aligned digital content from any vendor into their daily curriculum, giving educators the ability to assign personalized learning paths to students based on their individual needs. This functionality has been instrumental for blended and virtual learning during the COVID-19 pandemic.

•Improves Education Outcomes. Our Unified Platform and organization are centered around the goal of helping educators and students realize their potential. By freeing up teacher time with PowerSchool SIS and Unified Classroom, empowering educators by driving parent and student engagement with Unified Home and Unified Communities, and giving administrators the visibility they need with Unified Insights, Unified Administration, and PowerSchool SIS, our solutions give our customers the time, tools, and data they need to focus energy on driving education outcomes rather than administrative tasks. We equip educators with the tools and information needed to deliver personalized instruction to each student. For example, through Unified Communities and Naviance, counselors can help students prepare for life after high school through assessments, planning tools, and curriculum that align to students’ competencies and goals.

•Reduces Operational Costs. We provide an integrated suite of easy-to-use cloud solutions that eliminate the need for disparate tools and related expenses associated with deploying, managing and maintaining them on-premises. By digitally transforming high frequency workflows and automating manual processes, schools are able to dramatically reduce their operating expenses. For example, our PowerSchool Enrollment solution supports the core online enrollment process by eliminating costly manual data entry and paperwork, reducing associated printing and mailing costs, and reducing time spent by parents enrolling and re-enrolling their children each year.

Our Competitive Strengths

Our position as the leading cloud-based software platform for K-12 is built on the following highly differentiated competitive strengths:

•Market Leader in K-12. PowerSchool is widely recognized as the leading provider of cloud solutions for K-12 education, serving organizations representing over 70% of all K-12 students in the U.S. and Canada. Our Unified Platform is broadly distributed and embedded within state and local school districts, serving over 90 of the 100 largest districts by student enrollment in the United States. This leading market presence has fueled brand recognition and a reputation associated with the highest-quality solutions, which we believe is difficult to replicate and supports new customer wins. It also helps drive broader adoption of our solutions by our large, loyal customer base.

•Unmatched System of Record and Breadth of Capabilities. We are the leading K-12 SIS provider in the United States, reaching over 19 million students and spanning from state-level deployments to charter and private schools. This provides us with significant relevance to our customers and branded recognition in the market as opposed to our competing SIS vendors. Our systems comprise the hub for core school operations, classroom instruction and human capital management. We believe our Unified Platform represents the most complete suite of cloud solutions available in the market and our customers benefit from their deep integration, streamlined management and a superior user experience.

•Best-in-Class Cloud Solutions Purpose-Built for K-12 Education. We have over two decades of experience delivering innovative cloud solutions in the K-12 industry. We work closely with our customers to ensure continuous improvement that closely aligns to their dynamically changing needs. For example, our solutions facilitate industry-specific reporting requirements mandated by local, state, and federal agencies that enable districts and schools to receive funding through our compliance reporting capabilities, which has been developed over the course of decades and supported by a team of approximately 140 to build, maintain, and continuously update. Our singular focus on the K-12 end-market and our commitment to being at the forefront of technological innovation is a significant competitive differentiator. Our central goal is to use innovation and technology to solve complex problems specific to K-12 schools and their stakeholders.

•Highly Compelling Return on Investment. Our platform provides measurable benefits for K-12 stakeholders. We unify disparate data sources, digitize manual, paper-based processes and streamline workflows. Our solutions reduce the total cost of operations, facilitate improved decision making and allocation of budgets, and drive better teacher effectiveness and student outcomes. Our classroom and community solutions increase connectivity and engagement, driving a higher perception of value and branded recognition of PowerSchool solutions throughout the K-12 ecosystem of users, administrators and stakeholders.

•Unique Data Asset, Analytics and Insight. Our leading SIS is the most comprehensive system of record for student data— enrollment, grades, attendance, health, behavior, transcripts, report cards and student fees. This acts as the hub from which rich analytics and unique student insight are derived. The data we aggregate, analyze and benchmark contributes to a myriad of decisions that impact the lives of students, including crucial funding decisions. With our Unified Insights solution, we actively use predictive analytics, ML and data modeling to provide deeper insights into student success, such as identifying students who are at-risk, analyzing graduation readiness, assessing college preparedness and more.

•Culture Built Around our Intense Passion for Education. We are passionate about developing cloud solutions that help K-12 stakeholders reimagine the education experience. We believe it is critical to have a company culture that empowers its employees to challenge existing educational paradigms and drive change. We reinvest a significant portion of our revenues in research and development, product development and technology innovation each year. We also direct time and resources to thought leadership activities that drive K-12 collaboration aimed at improving of educational processes and outcomes. As many of our employees were former educators, we are deeply passionate about solving the challenges in K-12 education, in part because we have lived them firsthand. We are privileged to serve a market that impacts so many stakeholders, is foundational to our culture and shapes our future.

Our Growth Strategies

We intend to extend our position as the leading provider of cloud software for the K-12 education market in North America. The key components of our growth strategy are the following:

Cross-Sell to Our Existing Customers. We intend to leverage our track record of success with our existing customers by selling additional software across our Unified Platform and targeting new opportunities within these schools and districts. Many of our customers use only a portion of our overall suite, continuing to rely on disparate point solutions that do not capture the full benefits of an integrated, cloud solution suite. We believe that as customers continue to appreciate the benefits of an integrated software platform, across student data, classroom learning, office functions and talent management, they will increase the number of our solutions within our Unified Platform they buy from us over time. We expect this will drive incremental adoption across customers and attractive dollar net retention rates.

Expand Our Customer Base. The K-12 market is very large and underpenetrated. We are uniquely positioned to grow as schools continue to digitally transform their operations and modernize their on-premise deployments in favor of modern, cloud solutions. Our leading brand and efficient go-to-market strategy will also help drive referrals and growth in new customers. We believe we have the largest sales force in K-12 software and benefit from strong brand recognition, positive user experiences and our ubiquity within schools and districts across the U.S. and Canada in a reference driven market. Many of our solutions are translatable and exportable to international markets, and we intend to continue investing in strategies to enhance our market position globally. These strategies include M&A, strategic partnerships, and product investments. We may target both English-speaking and non-English speaking markets with various applications from our Unified Platform. The majority of our customers in non-English speaking countries use our products in English, but we do have customers who utilize our Schoology LMS product in different languages as this is possible within the product. We believe this represents a long-term growth opportunity, in addition to our core North American market opportunity.

Unlock the Power of Data. Producing data driven insights derived from our Unified Platform has been a key focus over time. Through the acquisition of Hoonuit, we have a solution that processes data across all aspects of student achievement to evaluate the impacts of demographics, educators, financial situation, and location. We also use benchmark data to both provide a more holistic view of student success and provide ML-based predictive analytics. In addition to these examples, we believe there are several other ways we can leverage our unique vertical data to continue to innovate.

Expand our Partnerships to Cultivate a Broader K-12 Ecosystem. Building symbiotic relationships with best-in-class providers across the K-12 ecosystem enables us to further enhance our cloud solutions, extend our reach and provide more value to our customers. We collaborate closely with leaders in adjacent spaces that enhance our existing capabilities, driving further demand among new and existing users. As the core system of record, many innovative point solutions and apps seek to partner with us and integrate with our Unified Platform. Our partnership ecosystem strategy involves providing go-to-market support, which can range from simple website promotion to reseller relationships and API licensing for our partners. API licensing enables vendors to leverage our private API to create “plugins” that enable certain data flows and embedded experiences between their solutions and ours, primarily focused on PowerSchool SIS. This enhances functionality for our customers and constituents. For example, we partner with multiple K-12-focused payment processing and point-of-sale vendors to help provide an improved experience for parents and students managing student fees and remitting payment to schools. We frequently require annual fees from partners that increase based on the partner’s success in growing within our customer base.

Continue to Selectively Target Acquisitions. Since 2015, we have acquired and successfully integrated 14 businesses that are complementary to our software and technology capabilities, including our most recent acquisition of Kinvolved, Inc. in the first quarter of 2022. We have a demonstrated track record of driving growth from our acquired assets and delivering positive ROI for our customers and stakeholders. Our position as the leading systems of record, engagement and intelligence provides us with a unique vantage point to identify the most innovative companies serving the K-12 end market. We build partnerships and integrations with many providers in the broader ecosystem seeking to integrate with our Unified Platform to gain access to critical data. Many of our acquisitions have come from our partner network, which has allowed us to minimize execution risk, simplify integration into our platform and clarify synergy opportunities. We believe M&A is complementary to our strategy and intend to continue to pursue targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets.

Build Upon our Social Impact. The social impact of our cloud-based software platform continues to be a key priority. Under the Every Student Succeeds Act, school districts in the U.S. are required to differentiate instruction for each individual student to prepare them to succeed in college and careers. All districts face a mandate to invest in innovation to close the achievement gap as well as attain funding from federal frameworks. Our Unified Platform has become a necessity for school districts as teachers are empowered to spend more time directly interacting with their students and less time on office functions. Student engagement and performance data also enables teachers to drive more personalized impact for each student to achieve their full potential, in their way. Our commitment to improved student outcomes and equity in educational access informs all of our hiring, investment and execution strategies.

Our Technology Offerings

Our suite of cloud solutions help K-12 districts and schools manage a broad set of mission-critical functions.

PowerSchool SIS

PowerSchool SIS is the mission-critical data backbone that powers K-12 operations. It serves as the hub and single source of truth for student data. The SIS simplifies reporting and improves compliance with student data mandates outlined by local, state, and federal guidelines. This ensures accurate and timely regulatory reporting required for districts to receive funding and is used by nearly every school constituent on a day-to-day basis. We are the leading K-12 SIS provider in the United States, connecting over 19 million students and spanning from state level deployments to smaller charter and private school deployments. Schools and districts depend on our modern, easy-to-deploy SIS to improve daily operations, boost administration productivity, identify problem areas and ensure funding with easy reporting. We provide a scalable SIS that covers all district and school administration needs, including registration, attendance, scheduling, federal and state compliance reporting, data management, faculty management, emergency/medical and health management. Because of its wide-ranging impact on a district or school’s operations, the SIS can have a profound impact on securing essential funding, optimizing operations and resourcing, and ultimately improving student outcomes.

Features of our SIS include:

•System of Record. Our SIS serves as the source system of record of all student data—enrollment, grades, attendance, health, behavior, transcripts, report cards, discipline management, student fees, and more. In addition to being the source of record, the SIS is used as the hub for data that is leveraged by other systems used by stakeholders.

•Configurable, Adaptable Software. Our SIS can be easily deployed and tailored to fit districts’ and schools’ unique needs. Every layer of the PowerSchool SIS is extensible and can provide configuration in the user interface, data layer and business logic. Alternatively, we offer hundreds of pre-built and ready to use configurations based on our experience with other districts and school boards.

•Real-Time Student Insights. Real-time insights into student attendance, behavioral trends and key demographic information allow administrators and teachers to make informed decisions that lead to student growth.

•Cloud Hosted and Secure. Our dedicated security team and our solutions, whether deployed on private or public cloud, hybrid-cloud or in a few cases on-premises, ensure district data is safe, secure and always accessible. We adhere to the highest security standards, holding an ISO 27001 certification.

•Simplified Compliance Reporting. The federal, state and local regulatory environment is complex and constantly evolving, making it critical for districts and schools that their compliance reporting framework is efficient and updated, to ensure maximum funding. We have invested over the course of the last 20 years in building, maintaining and constantly updating our regulatory database and reporting capabilities that span across 45 U.S. states and 5 Canadian provinces, currently supported by a team of approximately 140 individuals. With student data securely and accurately captured in the SIS, our solution greatly simplifies state compliance reporting and empowers districts and boards to receive maximum funding.

•Master Scheduler. Automates the scheduling process for school administrators.

•Industry Data Standards Support. Our SIS can be accessed across multiple systems and applications in a seamless and actionable way, improving administrative efficiencies and saving teachers valuable time, allowing them to focus their energy on personalizing instruction to reach each and every student. We support the Ed-Fi Alliance and SIF, which are industry initiatives to develop a scalable solution for data exchange and interoperability.

•Family Engagement. Our SIS provides real-time access to attendance, assignments, grades, report cards, transcripts and messages from teachers and school bulletins to students and their families from their phone, tablet or computer via an online portal or our mobile app.

•PowerTeacher Pro Gradebook. Simplifies grading and tracking of student progress on traditional grades and standards mastery. Assignments, tests and quizzes can all be graded online and shared with parents and students through the online portal in real-time.

PowerSchool Enrollment and PowerSchool Ecollect Forms

PowerSchool Enrollment is our end-to-end online enrollment software that supports the core registration and admission processes (e.g., lottery and school choice) for schools and districts. PowerSchool Enrollment works with other SIS providers, cutting costs and saving time by eliminating manual data entry and paperwork and reducing unnecessary printing and mailing costs. Accurate and up-to-date enrollment data helps school administrators streamline compliance reporting and optimize resource allocation across learning, medical and transportation needs.

PowerSchool Ecollect brings all K-12 forms online, allowing users to create, edit and share online forms from within the PowerSchool SIS. Administrators can pull from a library of form templates or create their own forms and share forms with neighboring districts. PowerSchool Ecollect can be used for wellness surveys, e-learning consent forms, device tracking, permission slips, field trips, transportation requests and parent-teacher conferences among several other uses. We have seen this functionality leveraged by our customers during the COVID-19 pandemic to collect health-related information about their students.

These functions reduce cost and save time for both administrators and teachers, freeing up educator time and allowing greater investment in activities that directly contribute to learning.

PowerSchool Unified Communities

Our Unified Communities solution is focused on helping educators, students, parents, and administrators get the most out of PowerSchool through a broader ecosystem of users, partners, and higher education institutions. With core solutions that facilitate students connecting their education learning path with their post-secondary life planning activities, students and school counselors have a robust solution to deliver on the core mission of career and college readiness for education agencies.

Educators can connect to career opportunities and best practice resources through the broader PowerSchool community portal. Through Unified Communities, PowerSchool provides:

•Naviance, the leading college, career, and life readiness solution, reaching over 40% of high school students in the US. Through Naviance, counselors help students prepare for life after high school through career discovery and assessments, counseling curriculum, course planning, and facilitating the college application process.

•Intersect, an innovative admissions solution with exclusive integration with Naviance that helps Higher Education institutions understand student interests and helps make personalized connections during the admission process.

•Job Board, a solution allowing customers to promote job postings and diversify their candidate pool with the nation’s most popular online K-12 job board.

•ISV Partner Program, an exclusive collection of 120+ partners who we believe are critical to our mission of improving the education experience. Our program promotes the delivery of comprehensive solutions to all areas of management of a classroom, school, district, or state.

•PowerSchool Community Portal, a place for 300k+ administrators, educators, partners, parents, and students to get the most out of their PowerSchool products, allowing them to connect with peers and PowerSchool experts online.

Together, as of December 31, 2021, our Student Information, Enrollment and Unified Communities solutions represented 51.2% of ARR and 51.6% of revenue.

PowerSchool Unified Insights

PowerSchool Unified Insights aggregates customers’ disparate data sets and sources seamlessly into a central data warehouse. The solutions are used to provide a holistic view of data and harness the power of predictive modelling and ML, delivering real-time insight, transparency and visibility.

Administrators use the data and insights to help identify at-risk students, drive better attendance, improve school engagement, and monitor social and emotional wellbeing. Reporting tools and dashboards help increase leadership effectiveness at the school and district level by delivering clear operational insights and helping administrators track, manage and monitor all aspects of a school or district’s student, teachers, operations and performance metrics.

As our database continues to grow, our proprietary AI and ML capabilities continue to strengthen, generating actionable insights and adaptive recommendations designed for personalized learning.

Our Performance Matters Analytics gathers insights around student assessment data. Our dashboards provide critical data access that equips educational leaders to make day-to-day decisions.

Our recent acquisition of Hoonuit has further strengthened our data management, analytics, ML and AI capabilities. The acquisition expands our scale and reach, with more than 250 district customers and 12 contracts with state or territory departments of education. Hoonuit’s technology offerings include Hoonuit Essentials (accountability tracking), Hoonuit Early Warning, Hoonuit Student Success, Hoonuit Social Emotional Learning, Hoonuit Finance & Operations, Hoonuit Human Capital, Hoonuit Data-Driven Workflows, Hoonuit Enrollment Analytics, Hoonuit Location Analytics and Hoonuit Community Engagement.

PowerSchool Unified Classroom

PowerSchool Unified Classroom 2021 is the only solution to combine best-in-class LMS, Formative Assessment, Special Programs, SIS and Unified Analytics to create a complete teaching and learning classroom solution that helps give teachers the time and information they need to support whole-child instruction. With the ability to connect with any SIS, it allows teachers to track a student’s learning, behavior and academic performance in real-time across the educational journey. Valuable teacher time is saved by removing duplicative manual tasks that once plagued teaching: multiple logins, duplicate data entries, manual assignment management and infrequent communication. PowerSchool Unified Classroom reaches over 19 million students and brings together LMS, assessment, analytics, gradebook and special education case management in one place, facilitating seamless data flow between technology offerings. Combined, Unified Classroom and Unified Insights represents 24.9% of ARR and 24.4% of revenue as of December 31, 2021. Progress allow for proper remediation and a personalized learning experience.

•Schoology Learning. LMS built specifically for the K-12 market. As a leading LMS provider for K-12, Schoology makes it easy for students and teachers to access the following from one integrated platform: course management, curriculum management, communication and collaboration tools, integrated assessments and actionable analytics. Teachers can see a complete view of a student’s performance and use information to develop strategies in order to address and eliminate instructional gaps through tailored instruction and personalized learning paths. During the extended school closures caused by the COVID-19 pandemic, Schoology has been instrumental as the learning hub for blended and virtual learning. Today, Schoology has over 12 million users in over 60 countries globally.

•Performance Matters Assessment. Assessment software for teachers to author and administer benchmark assessments. Features include standardized assessment methods, scoring methods and analytics. Teachers gain increased visibility into students’ learning progress to easily identify and resolve any learning issues while avoiding manual processes and saving time.

•Special Programs. Integrated case management system for students with special needs. The software facilitates the development and management of special education documents, including pre-referral, eligibility, individualized education plan, service documentation, state reporting, and data collection for Medicaid billing.

•Behavior Support. The only evidence-based (ESSA Level II) behavior management solution in the market, which helps educators more effectively management social-emotional learning (SEL) and multi-tiered systems of support (MTSS) to help improve student well-being, school culture, and achieve more equitable outcomes.

•Gradebook. Software that simplifies grading and tracking of student progress on traditional grades and standards mastery within Schoology and PowerSchool SIS. Assignments, tests and quizzes can all be graded online and shared with parents and students through the online portal in real-time.

PowerSchool Unified Talent

PowerSchool Unified Talent simplifies Human Resources (“HR”) operations by modernizing HR workflows through digitization to enhance sourcing and retention of employees. Schools, districts and boards representing over 30 million students use our software to navigate the complete employee lifecycle, including: recruiting & hiring, onboarding & managing and developing & retaining high-quality talent. Additionally, we serve more than 500 colleges and universities in Higher Education, primarily through a talent management and acquisition system purpose-built for Higher Education.

•Recruiting & Hiring. Expands schools’ hiring pool, helps identify strong candidates and streamlines processes making recruiting easier.

•Onboarding & Managing. Simplifies HR management with paperless processes and substitute management software for continuous and undisrupted learning.

•Developing & Retaining. Supports teacher advancement with tailored professional learning and clear evaluations that promote collaboration.

PowerSchool Unified Administration

PowerSchool Unified Administration is a highly configurable end-to- end ERP system designed to simplify the unique office needs of K- 12 schools and districts and unlock staff productivity. Our software gives administrators a single, integrated solution to simplify the management of school operations, bringing together finance, HR and payroll allowing stakeholders to reduce cost and save time while more effectively allocating resources. Built specifically for K-12 environments, PowerSchool Unified Administration ensures schools and districts in more than 40 U.S. states and Canadian provinces stay in compliance with changing regulatory requirements by generating state-required reports and streamlining the management of teacher contracts, payroll, workflow and student funding accounting.

Integrated HR and finance workflows enables schools and districts to easily process departmental requests across functional silos, from budget allocation to HR decisions and actual payments all out of one solution. Combined, Unified Administration and Unified Talent represents 23.8% of ARR and 24% of revenue as of December 31, 2021.

PowerSchool Unified Home

PowerSchool Unified Home acts as a bridge between class and home through a fully integrated mobile app, giving parents transparency into students’ academic performance, schedules, school bulletins, and more. Through our acquisition of Kinvolved, we provide an integrated communication engine ensures that administrators can deliver time-sensitive mass communication via text, email, and voicemail. Personalized two-way communication (with built-in translation available into more than 80 languages) supports student outcomes as the result of increased parent engagement, and automated attendance notifications help reduce chronic absenteeism. With mobile notifications for grades, test scores, and new assignments, students can take greater ownership and accountability for their learning while parents are able to engage and work with teachers to better support their children’s academic progress.

Our Customers

PowerSchool serves the full spectrum of K-12 organizations, including state departments of education, public school districts of all sizes, charter schools, independent schools, virtual schools and more. Within these organizations, our buyers include the following:

•Superintendents and other heads of schools responsible for all aspects of their K-12 organizations and constituents;

•Chief Information Officers and other IT leaders responsible for their organizations’ full IT portfolio, including infrastructure, software, hardware and more;

•Chief Financial Officers, Chief Business Officers and other financial and administrative leaders responsible for administrative functions and financial success;

•Chief HR Officers and other human resources leaders responsible for management and development; and

•Chief Academic Officers and other instructional & accountability leaders responsible for academic achievement, reporting, content and curriculum;

As the clear leader in the K-12 space, our engagement with customers is unparalleled. As of December 31, 2021, we had 30 state- and province-wide contacts in place and partner with over 90 of the 100 largest U.S. districts by student enrollment, including the NYC Department of Education and the Los Angeles Unified School District. As of the same date, we served over 14,000 customers in over 90 countries representing over 45 million students, representative of over 70% of all students in the U.S. and Canada. Our largest customer accounted for less than 3% of revenue in the year ended December 31, 2021 and customers with greater than $0.5 million ARR represent 27% of ARR and 24% of revenue in the year ended December 31, 2021.

PowerSchool has a multi-channel approach to customer support that includes live channels where our customers can speak with our Technical Support Engineers and on-demand channels where customers can self-serve whenever they may need assistance. Our Technical Support Engineers go through extensive training to both learn our products as well as to build customer service skills and are available to assist our customers across all of it our product lines. Technical Support Engineers deliver support to our customers via live chat, live phone, email, and our web portal. In addition to these channels, we have a robust customer community which is available to every customer. On our customer community, customers can help each other answer questions, research articles and how-to documents, as well as watch videos on product functionality. PowerSchool utilizes third-party support consultants in a staff augmentation approach during busy times of the year. These third- party consultants go through training to provide a consistent level of support to our customers and are used only on an as-needed basis.

Sales and Marketing

We have a sales and marketing organization of over 330 individuals as of December 31, 2021 that employs a two-pronged go-to-market approach, allowing us to efficiently sell to and serve the needs of K-12 organizations. This approach, combined with our status as the market leader with a strong reputation has allowed us to build an efficient, predictable sales model.

Our Account Management team services state-level educational entities, districts and private and charter schools. This team is divided into Strategic Accounts, Enterprise Accounts and Inside Sales sub-teams, which are respectively organized by customer region and size. Our Account Management team is focused on acquiring new customers as well as upselling and cross-selling additional products into our broad customer base, as shown in the two case studies below. These efforts include prospecting for new clients, driving new deals across state-wide, consortium, district and private entities while providing specialized sales attention to achieve higher penetration of PowerSchool solutions.

To complement our Account Management sales teams, we have a Solutions Sales team. The Solutions Sales team is comprised of product specialists across all the PowerSchool solutions, including PowerSchool Student Information Systems, PowerSchool Unified Classroom, PowerSchool Unified Talent, PowerSchool Unified Insights, PowerSchool Unified Communities and PowerSchool Unified Administration solutions, providing dedicated product knowledge and know-how for a focused sales dialog, including demonstrations and in-depth product reviews with prospects and existing customers.

Both of these teams are enabled by several supporting organizations:

•Solution Engineers responsible for technical sales functions, including, but not limited to, preparing and delivering product demonstrations;

•Sales Development Representatives responsible for outbound lead generation and inbound lead qualification;

•Sales Operations organization responsible for managing internal sales systems, processes and targets;

•Sales Enablement organization responsible for new hire onboarding, continual product and sales skills training, and sales tools;

•Bids and Proposals organization for project management of inbound RFPs, RFIs, RFQs and similar documents; and

•A Marketing organization with discrete functions for demand generation, solution marketing, corporate marketing and public relations.

PowerSchool’s contracts typically have a three-year term with one-year rolling renewals, although we have many large contracts with terms that extend beyond three years. Customers are billed annually in advance, with a small number of customers billed semiannually, quarterly or monthly. We experience predictable annual renewal cycles, with a meaningful portion of invoices for service periods beginning in July and September.

Competition

The overall market for K-12 software is highly competitive and fragmented. Due to the comprehensive nature of our platform, we compete with education-focused vertical software providers, such as Blackboard and Frontline Education, as well as horizontal enterprise software providers, such as Workday and SAP that offer solutions across multiple verticals.

The actual and potential competition in each of our key solutions is described below:

•Student Information System. PowerSchool plays in a large and fragmented SIS market in which most competitors are sub-scale and regional. Currently, we compete with other national SIS providers such as Infinite Campus, Edupoint and Skyward.

•Unified Communities. Our leading college and career readiness solution faces competition from other education-technology providers, including Xello, SCOIR, and other providers.

•Unified Classroom. The market for classroom solutions is competitive. The main competitors for our Unified Classroom solution include systems offered by Instructure and Illuminate Education. In addition to the main competitors, Google and Microsoft have products, Google Classroom and Microsoft Teams, respectively, that serve the K-12 end-market. However, these products have limited features compared to a scalable district-wide LMS such as Schoology and often work alongside an LMS.

•Unified Admin. Our leading K-12 ERP software competes with K-12 focused ERP systems offered by Tyler Technologies and Skyward. From time-to-time, we face competition from Oracle, SAP, and other horizontal providers when selling to the largest school districts in the U.S.

•Unified Talent. Our Unified Talent solution faces competition from other education-technology and enterprise software providers, including Frontline Education, Eduphoria and other small local providers.

We believe the principal competitive factors in our market include the following:

•Brand awareness, reputation and influence among Educators and Administrators;
•Products purpose-built for the K-12 market, as opposed to corporate enterprise systems that have been retrofit for the market;
•Breadth and depth of product offerings and functionality;
•Modern and intuitive technology and user experience;
•Ease of deployment and use;
•Software integration and third-party partnerships;
•Unified data and product integration between PowerSchool products;
•Total cost of ownership;
•Reliability and performance of solutions;
•Ability to provide advanced data analytics capabilities;
•Mobile capabilities; and
•Quality and availability of service and support.

We believe that we compete favorably on the basis of these factors and that the significant compliance investment required for developing, marketing, and selling successful software solutions in the K-12 market may hinder new entrants that are unable to invest the necessary resources to develop and deploy software solutions with the same level of functionality, interoperability and compliance as ours.

However, we recognize that many of our competitors may have adequate financial, technical and other resources. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our space will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. While these new companies may bring new products to market, the K-12 education environment is slow to adopt unproven and untested products, making new company entrances difficult. We may also expand into new markets and encounter additional competitors in such markets.

Research and Development

Our research and development organization is focused on enhancing and integrating our solutions, advancing our data analytics capabilities and innovating in disruptive technologies, such as personalized learning. Our success is based on long-term investments in innovative product development and compliance that have enabled us to establish a leadership position in the North America K-12 market and create long-term customer relationships.

Our research and development organization is comprised of teams based principally in the U.S. and India and focused on our various products and technologies that are designed to support our mission of helping K-12 organizations succeed with PowerSchool. We practice agile development methodologies that enable us to innovate at a rapid pace and at scale. As of December 31, 2021, our research and development team was comprised of approximately 994 employees, including product management and engineering personnel, which represents approximately 32% of our global employee base.

Intellectual Property

We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures and restrictions provide only limited protection.

We have registered “PowerSchool” and the “PowerSchool” logo as trademarks in the United States and other jurisdictions. We have also registered numerous Internet domain names related to our business.

We enter into agreements with our employees, contractors, customers, partners and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We cannot assure you that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop solutions and services that compete with ours. Moreover, others may independently develop technologies that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

Furthermore, effective patent, copyright, trademark, trade dress and trade secret protection may not be available in every country in which our solutions are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Companies in the software industry or non-practicing entities may own large numbers of patents, copyrights, trademarks and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights.

Privacy and Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and education in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of solutions and services and intellectual property ownership and infringement.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:
•The Children’s Online Privacy Protection Act, which imposes additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

•The Family Educational Rights and Privacy Act, which protects the privacy and restricts the disclosure of student information and generally prohibits an educational institution from disclosing personally identifiable information from a student’s education records without a parent’s consent if the student is younger than 18 years of age or the student’s consent if the student is 18 years of age or older.

•The U.S. Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information.

Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection of personally identifiable information from students. Examples include statutes adopted by the State of California and most other States that require online services to report certain breaches of the security of personal data; a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In addition, our business is subject to laws specific to students, such as the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support.

We post our privacy policies and practices concerning the use and disclosure of student data on our website. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services.

We maintain content usage review systems that, through a combination of manual and automated blocks, monitor potentially infringing content of which we become aware. Nevertheless, claims may continue to be brought and threatened against us for negligence, intellectual property infringement, or other theories based on the nature and content of information, its origin and its distribution and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation or our operations.

We expect and plan for new laws, regulations and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities. Any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact growth.

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the Item 1A. “Risk Factors” for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

Human Capital Management

We recognize that attracting, motivating and retaining passionate talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high- quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices.

As of December 31, 2021, we employed 3099 people, of which 58% are based in the U.S. and the remainder in India and Canada. We also engaged approximately 526 contractors and consultants as of December 31, 2021. As of December 31, 2021, our research and development team was comprised of approximately 994 employees, including product management and engineering personnel, which represents approximately 32% of our global employee base, and 366 sales and marketing employees, which represents approximately 12% of our global employee base. None of our employees are represented by a labor union. We have not experienced any work stoppages. We have high employee engagement and consider our current relationship with our employees to be good.

Expanded Support During the COVID-19 Pandemic

In light of extraordinary circumstances under the COVID-19 pandemic, we have created new resources for our employees in order to assist with the transition to a remote work environment. The health and safety of our employees is of utmost priority. The majority of our employees have the opportunity to work remotely. We have also invested in several programs designed to promote employee well-being and ensure that our employees are as effective at home as they would be in our offices worldwide. These include additional wellness benefits, additional time-off opportunities, and special reimbursements and stipends designed to support our employees and their families.

We developed an internal core team consisting of members of the Talent, IT, Legal and Facilities organizations to monitor the federal, state and local guidelines impacting our employees and ensured all recommended health and safety requirements were met, including signage, masking and distancing. We established self reporting protocols for those coming into the office and provided immediate response to those needing assistance of facing potential exposure. In addition, we provided access to needed equipment for home/remote offices including chairs, monitors, keyboards and other requested equipment. We have announced an on-going remote and hybrid work option for our employees.

Talent and Career Development

We are a global, inclusive organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies. We are recognized as a company where employees can develop their careers. We measure our employee satisfaction quarterly through our Pulse Survey. The quarterly Pulse Survey is part of our Employee Journey strategy to provide our employees with more opportunities to share their thoughts and recommendations as to ways to improve the employee experience. This Pulse survey allows our employees to tell us what they enjoy about their employee experience, mention areas where we may be able to improve and confirm engagement. We partner with our employees via skip level meetings, talent connects and stay interviews as a means to retain and develop our team.

We believe in empowering employees so that they can do the work of their lives: we want everyone to be able do challenging and meaningful work in an environment where each employee can be heard, exchange ideas openly, learn new skills and build lasting relationships. We offer a number of resources to eligible employees to help engage and develop our employees including access to an extensive library of courses, webinars and instructor led training focused on professional, technical and personal development, internal career development opportunities within and outside of the employee’s current organization, project experience, a formal mentor program and education assistance for eligible employees.

Compensation and Benefits Programs

Our compensation programs are designed to recruit, reward and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, bonus or commission plan and equity awards tied to the value of our stock price. We also provide a range of health, savings, retirement, time-off and wellness benefits for our employees, which vary based on local regulations and norms.

Diversity, Equity and Inclusion (“DE&I”)

We believe that having diverse teams working in an inclusive environment will help us achieve better business results across product innovation, customer experience and employee success. We are committed to building an inclusive workforce and workplace for all PowerSchoolers, founded on the importance of feeling connected with a sense of belonging and ally ship. Together, we can bring positive influence and joy, through passion and teamwork. At PowerSchool, we are united, with curiosity and passion, to celebrate, support and encourage a diverse and inclusive workforce.

We are proud of our eight (and growing) Employee Resource Groups which are employee led groups formed around common interests, common bonds or similar backgrounds, such as gender, ethnicity, or affiliation, with a common goal, acting together for a specific purpose. PowerSchool aims to foster a positive environment by supporting the diversity of our workforce and creating inclusive groups that can continue to support and advocate for employees from a multitude of backgrounds.

Our Fusion team leads our DE&I efforts with a mission to create energy and connectivity. As the fusion of atoms form energy, PowerSchool’s Fusion team helps to unite our employees together with curiosity and passion to celebrate, support, and encourage an inclusive and diverse workforce.

Our Executive Leadership, Fusion, and Talent teams along with our Employee Resource Groups (ERGs) are critical stakeholders in creating and driving our DE&I strategy. The role of our Executive Leadership Team (“ELT”) is to create meaningful DE&I goals and hold themselves and their teams accountable for accomplishing these goals, incorporate DE&I goals into strategic planning, and support DE&I initiatives, including providing Executive Sponsorship for ERGs and their initiatives. Our Fusion team develops PowerSchool’s DE&I strategy aligned with ELT goals and works with ERGs to ensure their strategies also align. The Fusion team champions the engagement and retention of under-represented and marginalized identities. PowerSchool’s ERGs foster community and support a culture of belonging for our diverse workforce while working with the Fusion team and ELT to identify opportunity areas to further our DE&I strategy. Our ERGs connect PowerSchool to our external community through social impact work and engagement. Our Talent teams comprised of Talent Acquistion, Development, and Management are critical stakeholders in driving our DE&I strategy including partnering with diverse recruiting sources, ensuring our Employer Branding Strategy aligns with PowerSchool’s DE&I mission, and that our postings and candidate experience fosters a sense of belonging, diversity, and inclusion. They also provide DE&I-focused training paths for our employees, report progress of department and company DE&I goals and identify areas of opportunity for ELT and Fusion.

Engagement in our Communities

PowerSchool is dedicated to corporate responsibility and putting our values into action. We launched the PowerSchool Education fund in July 2021. The fund is designed to address some of the most critical issues in K-12 education, including the national teacher shortage and diversity gap, as well as equitable access to technology and resources. The fund strives to:

•Provide grants to education students to cover most of the out-of-pocket costs for their state teacher certification

•Help over 2,500 new diverse teachers receive their teaching certifications

•Partner with universities to engage in innovative education research, advocacy and thought leadership

•Provide funding to ensure equitable access to technology and education resources

•Close equity gaps across diverse student populations and in under-served communities

•Partner with innovative non-profits and mission-driven organizations to scale education social impact

We also partner with universities and professional organizations in areas where PowerSchool employees live and work to foster a sense of community.

Available Information

We make available, free of charge through our website, www.investors.powerschool.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

The information included elsewhere in this Annual Report on Form 10-K should be considered and understood in the context of the following risk factors, which describe circumstances that may materially harm our future business, operating results or financial condition. The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Risk Factors Summary

The following summarizes certain of the principal factors that make an investment in our company speculative or risky, all of which are more fully described below:

•the impact on our operations and financial condition from the effects of the COVID-19 pandemic;
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
•our management team’s limited experience managing a public company; and
•the impact of variation in our quarterly operating results on the trading price of our stock.

Risks Related to the COVID-19 Pandemic

Our new customer acquisition and expansion and customer renewals have increased as a result of the COVID-19 pandemic and such increases may not be sustained or may reverse at any time.

We have experienced significant increases in customer acquisition and expansion and customer renewals as a result of the COVID-19 pandemic, particularly as it relates to statewide implementations of our platform. You should not rely on the increase in customer acquisitions and renewals in connection with the COVID-19 pandemic as an indication of our future performance. Our results may not be comparable to future periods. Many factors may contribute to declines in our acquisitions of customers and customer renewals in future periods, including if there is slowing demand for our platform, If our growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

The usage and adoption of our learning platform increased as a result of the COVID-19 pandemic and customer interactions and wait times for our customers increased accordingly. If our customer support teams are unable to keep up with our increasing demands of our customers, customers may experience delays or interruptions in service, which could result in the breach of our standard customer agreements including performance guarantees and service level standards that obligate us to provide credits in the event of a significant disruption in our platform. In addition, increased adoption and usage of our platform may result in interruptions, delays, or outages in our platform.

We benefited from the U.S. federal government’s stimulus packages focused on educational initiatives approved as a result of the COVID-19 pandemic; however, it is unlikely that additional funding will be approved, which may adversely affect our business, financial condition and results of operations.

As a result of the COVID-19 pandemic, the U.S. federal government approved certain fiscal stimulus packages, including $130 billion in funding to support a reopening plan for K-12 schools and $35 billion for public Higher Education institutions to assist in reopening efforts, such as distance learning programs, the implementation of safety protocols, and emergency financial assistance. Even though these government-funded benefit programs and stimulus packages had a positive effect on the demand for our platform, it is unlikely that further programs or stimulus packages will be adopted in connection with the COVID-19 pandemic.

The COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects.

The severity, magnitude and duration of the COVID-19 pandemic remains uncertain. Concern over the impact of COVID-19 delayed the purchasing decisions of certain prospective customers and/or caused them to consider making smaller purchases than originally anticipated. While governmental authorities have taken measures to try to contain the COVID-19 pandemic, there is uncertainty regarding such measures and potential future measures.

In response to disruptions caused by the COVID-19 pandemic, we implemented a number of measures designed to protect the health and safety of our workforce, proactively reduce operating costs, conserve liquidity and position us to maintain our healthy financial position. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We continue to follow the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks. We will continue to incur increased costs for our operations during this pandemic that are difficult to predict with certainty. The extent to which our operations and financial performance will be impacted by the COVID-19 pandemic will depend in part on future developments, including the growth trajectory of virus variants, the long-term efficacy, global availability, acceptance and effectiveness of vaccines and other actions taken in response to the COVID-19 pandemic.

While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or caring for family members who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers, cancellation and inability to participate in conferences and other industry events that lead to sales generation, longer time periods to review and approve work product and a corresponding reduction in innovation, longer time to respond to platform performance issues, or other decreases in productivity that could seriously harm our business. Significant management time and resources may be diverted from our ordinary business operations in order to develop, implement and manage workplace safety strategies and conditions as we attempt to return to our facilities.

In addition, as a result of financial or operational difficulties, our suppliers, system integrators and channel partners may experience delays or interruptions in their ability to provide services to us or our customers, if they are able to do so at all, which could interrupt our customers’ access to our services which could adversely affect their perception of our platform’s reliability and result in increased liability exposure. We rely upon third parties for certain critical inputs to our business and platform, such as data centers and technology infrastructure. Any disruptions to services provided to us by third parties that we rely upon to provide our platform, including as a result of actions outside of our control, could significantly impact the continued performance of our platform.

The severity, magnitude and duration of the COVID-19 pandemic remains uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reputation, solutions sales, results of operations or financial condition. We may not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Our Business and Strategy

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We recorded net losses of $43.1 million, $46.6 million, and $90.7 million in the year ended December 31, 2021, 2020, and 2019, respectively. We had accumulated deficit of $165.0 million, $178.3 million, and $131.7 million as of December 31, 2021, 2020, and 2019, respectively. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenue is generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods).

If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.

We have experienced significant revenue growth in recent periods. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•price our solutions effectively so that we are able to attract and retain customers without compromising our profitability;
•attract new customers, successfully deploy and implement our solutions, upsell or otherwise increase our existing customers’ use of our solutions, obtain customer renewals and provide our customers with excellent customer support;
•adequately expand, train, integrate and retain our sales force and other new employees, and maintain or increase our sales force’s productivity;
•enhance our information, training and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and customers;
•improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
•successfully identify and enter into agreements with suitable acquisition targets, integrate any acquisitions and acquired technologies into our existing solutions or use them to develop new solutions;
•successfully introduce new solutions and enhance existing solutions;
•successfully introduce our solutions to new markets outside of the United States;
•successfully compete against larger companies and new market entrants; and
•increase awareness of our brand.

We may not successfully accomplish any of these objectives and, in particular, the COVID-19 pandemic may impact our ability to successfully accomplish any of the above, and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to invest in research and development and technology infrastructure, expand our operations globally, develop new solutions and enhancements for existing solutions and as we begin to operate as a public company. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for the software we sell is highly competitive, with relatively low barriers to entry within certain areas of our product portfolio. Our competitors include well-established providers of K-12 non-instructional educational software, including Frontline and Instructure, that have long- standing relationships with many customers. Some customers may be hesitant to switch or to adopt our cloud-based software and prefer to maintain their existing relationships with their legacy software vendors.

We may also in the future face competition from new entrants to our market, some of whom would be able to invest massive resources (e.g., Microsoft, Amazon or Google) to develop a unified platform that competes directly with ours or to acquire one or more of our competitors to compete with us. If existing or new companies develop or market solutions similar to ours, develop an entirely new software platform for the K-12 education sector, acquire one of our existing competitors or form a strategic alliance with one of our competitors or other industry participants, our ability to compete effectively could be significantly impacted, which would have a material adverse effect on our business, results of operations and financial condition.

Our competitors may offer software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions.

We may also face competition from a variety of vendors of cloud-based and on-premises software products that may have some of the core functionality of our solutions but that address only a portion of the capabilities and features of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically advanced than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

Acquisitions and divestitures could harm our business and operating results.

We have acquired in the past, and plan to acquire in the future, other businesses, solutions and technologies. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Building the PowerSchool Platform.” Acquisitions and divestures involve significant risks and uncertainties, which include:
•Disruption of our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses and adversely impacting our business, financial condition and operating results;
•Failure of an acquired business to further our business strategy;
•Uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;
•Decrease in cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;
•Incurrence of amortization expense related to identifiable intangible assets acquired that could impact our operating results;
•Difficulty integrating the operations, systems, technologies, solutions and personnel of acquired businesses effectively;
•The need to provide transition services in connection with a disposition, which may result in the diversion of resources and focus;
•Difficulty achieving expected business results due to a lack of experience in new markets, solutions or technologies or the initial dependence on unfamiliar distribution partners or vendors;
•Retention and motivation of key personnel from acquired companies;
•Employee morale issues affecting employees of businesses that we acquire or dispose of, which may result from changes in compensation, changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;
•Assumption of the liabilities of an acquired business, including acquired litigation-related liabilities and regulatory compliance issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;
•Lawsuits resulting from an acquisition or disposition;
•Maintenance of good relationships with customers or business partners of an acquired business or our own customers as a result of any integration of operations;
•Unidentified issues not discovered during the diligence process, including issues with the acquired or divested business’s intellectual property, solution quality, security, privacy practices, accounting practices, regulatory compliance or legal contingencies;

•Maintenance or establishment of acceptable standards, controls, procedures or policies with respect to an acquired business;
•Risks relating to the challenges and costs of closing a transaction, including, for example, obtaining shareholders’ approval where applicable, including from a majority of the minority shareholders, tendering shares under terms of the cash tender offer where applicable and satisfaction of regulatory approvals, as well as completion of customary closing conditions for each transaction;
•The need to later divest acquired assets at a loss if an acquisition does not meet our expectations; and
•Entry into highly competitive markets in which we have no or limited direct prior experience and where competitors have stronger market positions.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. We could also acquire businesses or companies that offer solutions or services different than our current platform services, which could expose us to new areas of risk. In addition, acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

We depend on our senior management team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Hardeep Gulati, is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key-man insurance for Mr. Gulati or any other member of our senior management team. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

Our future success also depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, including in our sales and marketing personnel, SaaS operations personnel, professional services personnel and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring necessary personnel, including delays due to the COVID-19 pandemic, may seriously harm our business, results of operations and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

We face competition for qualified individuals from numerous software and other technology companies. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, significant amounts of time and resources are required to train technical, sales, services and other personnel. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or we may be required to pay increased compensation in order to do so.

Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers with the appropriate skills to lead local operations and employees. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our customers, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our customers, our reputation could suffer and our ability to attract new customers may be harmed.

Because of the technical nature of our solutions and the dynamic market in which we compete, any failure to attract, integrate and retain qualified technical, sales, services and other personnel, as well as our contract workers, could harm our ability to generate sales or successfully develop new solutions and professional services and enhancements of existing solutions.

If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to attract new customers and increase revenue from our existing customers depends, in part, on our continued ability to enhance the functionality of our existing solutions by developing, introducing and marketing new and enhanced versions of our solutions that address the evolving needs of our customers and changing industry standards. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our solutions and services must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business.

Additionally, market conditions, including heightened pressure on carriers from end-users relating to mobile computing devices and speed of delivery, may dictate that we change the technology platform underlying our existing solutions or that new solutions be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenue, if any, from such expenses.

If we fail to develop new solutions or enhancements to our existing solutions, our business could be adversely affected, especially if our competitors are able to introduce solutions with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive solutions to meet our customers’ and prospective customers’ needs on a timely basis.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have expanded specific functions over time in order to scale efficiently, to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further, we expect to continue to expand our business globally. International expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations, infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenue. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our solutions roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

Adverse general and industry-specific economic and market conditions and reductions in IT spending may reduce demand for our solutions, which could harm our results of operations.

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers delaying or canceling IT projects, choosing to focus on in-house development efforts or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms or defaulting on payments due on existing contracts or not renewing at the end of existing contract terms. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.

We could lose revenue if there are changes in the spending policies or budget priorities for government funding of K-12 schools.

A substantial portion of our revenue is derived from sales to K-12 schools, with less than 10% coming from Higher Education institutions, which are heavily dependent on federal, state, and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenue. Funding difficulties experienced by schools, which were exacerbated by the impacts of the COVID-19 pandemic and state budget deficits, could also slow or reduce purchases, which in turn could materially harm our business.

Our business may be adversely affected by changes in state educational funding, resulting from changes in legislation, both at the federal and state levels, changes in the state procurement process, changes in government leadership, declines in K-12 school enrollment, emergence of other priorities and changes in the condition of the local, state or U.S. economy. Moreover, future reductions in federal funding and the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in a decrease in educational funding. Any decreased funding for schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.

Additionally, permanent shifts in student enrollment from traditional K-12 education models toward online and home schooling or other alternative educational models that do not use our solutions could materially harm our business. In addition, although it is a smaller proportion of our business, our revenue coming from Higher Education institutions might decline if enrollment rates continue to decline.

We provide our solutions to state and local government entities and to a lesser extent federal government agencies, and heavily regulated organizations in the U.S. and in foreign jurisdictions; as a result, we face risks related to the procurement process and budget decisions driven by statutory and regulatory determinations, termination of contracts and compliance with government contracting requirements.

We sell our solutions and provide limited services to a number of state and local government entities and, in limited instances, the U.S. government. We additionally have customers who operate in heavily-regulated organizations who procure our software solutions and we have made, and may continue to make, significant investments to support future sales opportunities in these sectors. Doing business with government entities presents a variety of risks. Among other risks, the procurement process for governments and their agencies is highly competitive, can be time-consuming, requires us to incur significant up-front time and expense and subjects us to additional compliance risks and costs, without any assurance that we will win a contract. Beyond this, demand for our solutions and services may be impacted by public sector budgetary cycles and funding availability, the impacts of the COVID-19 pandemic, and reduced or delayed funding in any given fiscal cycle, including in connection with an extended federal government shutdown, which could adversely impact demand for our solutions and services. In addition, public sector and heavily-regulated customers may have contractual, statutory or regulatory rights to terminate current contracts with us for convenience or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for solutions or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative solutions or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier equal opportunity and affirmative action policies and other terms that are particular to government contracts, such as termination rights. Federal, state and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of non-U.S. governments. Similar procurement, budgetary, contract and audit risks that apply in the context of U.S. government contracting also apply to our doing business with these entities, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market.

Certain estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate.

This Annual Report on Form 10-K includes our internal estimates of the addressable market for our solutions. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the COVID-19 pandemic. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The addressable market we estimate may not materialize for many years, if ever, even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and enhance our existing solutions to address additional applications and markets. For the year ended December 31, 2021, our research and development expense was approximately 17% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solutions we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

Because we recognize the majority of our revenue ratably over the term of the subscription agreement, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period, but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription agreement. In addition, fluctuations in monthly subscriptions based on usage could affect our revenue on a period-over-period basis. If our annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.

The length and unpredictability of the sales cycle for our software could delay new sales and cause our revenue and cash flows for any given quarter to fail to meet our projections or market expectations.

The sales cycle between our initial contact with a potential client and the signing of a subscription with that client typically ranges from 3 to 18 months. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:
•clients’ budgetary constraints and priorities; the timing of our clients’ budget cycles;
•the need by some clients for lengthy evaluations that often include both their administrators and governing boards; and
•the length and timing of clients’ approval processes.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margin percentages, all of which would harm our results of operations.

Some of our customers include state-level agencies and North America’s largest school districts. These customers have significant bargaining power when negotiating new SaaS arrangements or term licenses, or renewals of existing agreements, and have the ability to buy similar solutions from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the solutions we sell to them. We have been required to, and may continue to be required to, reduce the average selling price of our solutions in response to these pressures. These customers may also require us to implement their purchased solutions on an expedited basis. If we are unable to implement our solutions to our customers satisfaction or avoid reducing our average selling prices and gross margin percentages, our results of operations would be harmed.

We may need to change our pricing models to compete successfully.

The intense competition we face in the sales of our solutions and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or services or develop solutions that the marketplace considers more valuable than ours, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. We also must determine the appropriate price of our offerings and services to enable us to compete effectively internationally. Our prices may also change because of discounts, a change in our mix of solutions toward subscription, enterprise-wide licensing arrangements, bundling of solutions, features and functionality by us or our competitors, potential changes in our pricing, anticipation of the introduction of new solutions or promotional programs for customers.

Any broad-based change to our prices and pricing policies could cause our revenue to decline or be delayed as our sales force implements and our customers adjust to new pricing policies. We or our competitors may bundle solutions for promotional purposes or as a long-term go-to- market or pricing strategy or provide guarantees of prices and solution implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our solutions. If we do not adapt our pricing models to reflect changes in customer use of our solution or changes in customer demand, our revenue could decrease.

We may not be able to increase the number of new subscription-based accounts or cause existing accounts to renew their subscriptions, which could have a negative impact on our future revenue and results of operations.

We may not be able to increase demand for our subscription-based services in line with our growth strategy. Our accounts are not obligated to renew their subscriptions for our offerings, and they may elect not to renew. We cannot assure renewal rates, or the mix of subscriptions renewals. Account renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, account satisfaction, and reductions in account spending levels or account activity due to economic downturns. If our accounts do not renew their subscriptions or if they renew on less favorable terms, our revenue may decline, which could harm our business, financial condition, and results of operations.

If we fail to maintain, enhance or protect our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining, enhancing and protecting our brand, is critical to support the marketing and sale of our existing and future solutions to new customers and expand sales of our solutions to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining, enhancing and protecting our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable solutions that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our solutions and solution capabilities from competitive products and our ability to obtain, maintain, protect and enforce trademark and other intellectual property protection for our brand. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote, maintain or protect our brand, our business, financial condition and results of operations may suffer.

Our business is subject to the risks of fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in the Sacramento region of California. A significant natural disaster, such as a fire or flood, including as a result of climate change, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of COVID-19 globally in 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in further economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our solutions or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition.

Further, if a natural disaster or man-made incident were to affect Internet service providers, this could adversely affect the ability of our customers to use our solutions and platform. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made incident, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities and lengthy interruptions in service, any of which could adversely affect our business, results of operations and financial condition.

Large customers often demand more configuration and integration services, or customized features and functions that we do not offer, which could adversely affect our business and operating results.

Large customers may demand more configuration and integration services, which increase our upfront investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Additionally, our platform does not currently permit customers to modify our code. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to deploy themselves, then the market for our platform will be more limited and our business could suffer.

Our business is subject to seasonal sales and customer growth fluctuations which could result in volatility in our operating results.

Our business is subject to seasonal fluctuations. Historically, we have experienced predictable annual renewal cycles, with a meaningful portion of service periods beginning in July and September due to seasonal demand and “back-to-school” momentum. This drives higher bookings in our second and third fiscal quarters and subsequent annual fees. As a result, a significantly higher percentage of our annual license fees are invoiced during those quarters at contract renewal or inception, also resulting in higher levels of cash collection in the third and fourth quarter.

We generally expect these seasonal trends to continue tracking the school year and academic calendar in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics. Seasonality may cause our sales and customer growth to vary from quarter-to-quarter depending on the variability in the volume and timing of sales and renewals. These factors, among other things, make forecasting more difficult and may adversely affect our ability to predict financial results accurately, which could result in volatility or adversely affect the market price of our Class A common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

We rely, in part, on channel partners for the sale and distribution of certain of our products. Failure to deliver on the service level agreements with our channel partners, a decrease in revenues from certain of these channel partners or any failure in our channel strategy could adversely affect our business.

We rely on channel partners for the sale and distribution of some of our products. For example, in March 2021, we entered into a reseller agreement with EAB Global, Inc. whereby EAB Global Inc. operates as the exclusive channel partner and reseller of our Intersect products and other items within the United States and Canada and a non-exclusive reseller of certain other products. We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our channel partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our third-party partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise.

We anticipate that we will continue to depend on relationships with third parties, such as our channel partners and system integrators, to sell, market and deploy our products. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If our channel partners do not effectively sell, market or deploy our products, choose to promote our competitors’ products or otherwise fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our products. We rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. Moreover, if we experience any failures to meet the stated service level commitments in our channel partner agreements, our business may be negatively impacted. Overall, if we are unsuccessful in establishing or maintaining our channel partners and system integrators, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

Risks Related to our Intellectual Property Rights and our Technology

Disruptions, capacity limitations or interference with our use of the data centers operated by third-party providers that host our cloud services, including, but not limited to Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”), could result in delays or outages of our cloud service and harm our business.

We currently host our cloud service from third-party data center facilities operated by Amazon, AWS, and Microsoft, Azure, from several global locations. Any damage to, failure of or interference with our cloud service that is hosted using AWS and Azure, or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team, and we need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our customers’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Many of our customer agreements contain contractual service level commitments to maintain specified service levels for our cloud services, and if we, Amazon and Microsoft, or any other third-party data center facilities that we may utilize fail to meet these service level commitments, we may have to issue credits to these customers, which could adversely affect our operations. Impairment of, or interruptions in, our cloud services may reduce our subscription revenue, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new customers or expand the usage of existing customers, which could adversely affect our business, financial condition and results of operations.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to cyberattacks, computer viruses, disabling devices, break-ins, sabotage, intentional criminal acts, acts of vandalism and similar misconduct and to adverse events caused by operator error. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, war or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

In the event that any of our agreements with our third-party service providers are terminated, there is a lapse or elimination of any services or features that we utilize or there is an interruption of connectivity or damage to facilities, whether due to actions outside of our control or otherwise, we could experience interruptions or delays in customer access to our platform and incur significant expense in developing, identifying, obtaining and/or integrating replacement services, which may not be available on commercially reasonable terms or at all, and which would adversely affect our business, financial condition and results of operations.

We may be sued by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our ability to develop and commercialize our solutions without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of others. From time to time, our competitors or other third parties have claimed and in the future could claim that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, we have been and in the future may become subject to intellectual property disputes and we may be found to be infringing, misappropriating or otherwise violating such rights. A claim may also be made relating to technology that we acquire or license from third parties.

We may be unaware of the intellectual property or proprietary rights of others that may cover some or all of our solutions. Regardless of merit, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, costs and/or ongoing royalty payments, prevent us from offering our solutions, require us to obtain a license, which may not be available on commercially reasonable terms or at all, require us to re-design our solutions, which could by costly, time-consuming or impossible or require that we comply with other unfavorable terms. If any of our customers are sued, we would in general be required to defend and/or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our solutions to make them non-infringing, we might have to refund a portion of license fees prepaid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future solution sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property and proprietary rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our solutions or otherwise cause us reputational harm.

We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve non-practicing entities, patent holding companies or other adverse patent owners. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations.

If we are unable to obtain, maintain, protect or enforce our intellectual property and proprietary rights, our competitive position could be harmed or we could be required to incur significant expenses.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary rights, including proprietary technology. We establish and protect our intellectual property and proprietary rights, including our proprietary information and technology through a combination of licensing agreements, third-party nondisclosure agreements, confidentiality procedures and other contractual provisions, as well as through patent, trademark, trade dress, copyright, trade secret and other intellectual property laws in the United States and similar laws in other countries. However, the steps we take to obtain, maintain, protect and enforce our intellectual property and proprietary rights may be inadequate. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering, accessing or otherwise obtaining and using our technology, intellectual property or proprietary rights or solutions without our permission. The laws of some foreign countries, including countries in which our solutions are sold, may not be as protective of intellectual property and proprietary rights as those in the United States, and mechanisms for enforcement of intellectual property and proprietary rights may be inadequate. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our intellectual property and proprietary rights. In each case, our ability to compete could be significantly impaired.

In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights, trade secrets or other intellectual property and proprietary rights, or any applications for any of the foregoing, including through administrative processes such as re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving. There can be no assurance that our patent applications will result in issued patents or whether the examination process will require us to narrow the scope of the claims sought. In addition, our issued patents, and any patents issued from our pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, may be successfully challenged, invalidated or circumvented by third parties, or may not prove to be enforceable in actions brought against alleged infringers. The value of our intellectual property and proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property and proprietary rights against third parties. Any such action may be time-consuming and could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action, even when our rights have been infringed, misappropriated or otherwise violated. Further, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and proprietary rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property and proprietary rights.

Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property and proprietary rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including customers and third-party service providers, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

If our security measures or those of our third-party service providers are breached or fail and result in unauthorized disclosure of data, we could lose school clients, fail to attract new school clients and be exposed to protracted and costly litigation as a result of the harm to a student’s wellbeing or other damages.

Our platform and solutions store and transmit proprietary and confidential school, student, and company information, which may include personal information of students, prospective students, faculty and employees, that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our platform and computer systems, including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, phishing attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform and our school clients’ offerings. Although we devote significant resources to prevent unwanted intrusions and to protect our systems and data, whether such data is housed internally or by external third parties, the techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Cyber threat actors are becoming more sophisticated and coordinated in their attempts to access information technology (IT) systems and data. While we have implemented certain safeguards and processes to thwart unwanted intrusions and to protect the data in our platform and computer systems, whether housed internally or externally by third parties, such safeguards and the cybersecurity measures taken by our third-party service providers may be unable to anticipate, detect or prevent all attempts to compromise our platform and systems. We and certain of our third-party service providers have experienced and may continue to experience cyber incidents of varying degrees and type in the conduct of our business. Although such incidents did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. If our security measures are breached or fail as a result of third-party action, user error, malfeasance or otherwise, it could result in the loss or misuse of proprietary and confidential school, student (including prospective student), employee and company information, or harm the safety, wellbeing or academic outcomes of students, all of which could subject us to significant liability, or interrupt our business, potentially over an extended period of time. For example, data breaches or failures could result in a student’s grades being misreported on that student’s transcripts, which could negatively affect students’ emotional health and educational and career prospects.

Any or all of these issues could harm our reputation, adversely affect our ability to attract new school clients and students, cause existing school clients to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or existing students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective school clients or students. In addition, our insurance coverage may not be adequate to cover costs, expenses and losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

Many governments have enacted laws that require companies and institutions to notify impacted individuals of data breach incidents, usually in writing. Under the terms of our contracts with our school clients, we would be responsible for the costs of investigating and disclosing data breaches to the school clients and their students. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to regulatory proceedings or private claims by affected parties, which could result in substantial monetary fines or damages, and our reputation would likely be harmed.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or solutions as a result of any such claims. Any dispute with a customer or other third-party with respect to such obligations could have adverse effects on our relationship with such customer or other third-party and other existing or prospective customers, reduce demand for our solutions and services and adversely affect our business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

Our use of open source software could impose limitations on our ability to commercialize our solutions or subject us to litigation or other actions.

Our software contains solutions licensed for use from third-party authors under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation or other violation claims or the quality of the code. Some open source licenses contain requirements that we make available the source code of modifications or derivative works we create based upon, incorporating or using the type of open source software we use and that we license such modifications or derivative works under the terms of the applicable open source licenses. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, subject to significant damages, enjoined from the sale of our proprietary solutions and required to comply with onerous conditions or restrictions on our proprietary solutions, any of which could be disruptive to our business.

Moreover, if we combine our proprietary solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary solutions to the public or offer our solutions to users at no cost. This could allow our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of sales for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation or other violation.

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such an event, we could be required to seek licenses from third parties in order to continue offering our solutions, re-engineer our solutions, discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or make generally available, in source code form, all or a portion of our proprietary source code, any of which could materially and adversely affect our business and operating results.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.

Our continued growth depends on the ability of our existing and potential customers to access our solutions and applications 24 hours a day, seven days a week, without interruption or degradation of performance. We have and, in the future may experience disruptions, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, service interruptions from our hosting or technology partners, human or software errors, capacity constraints, distributed denial of service attacks or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by our customers or our contractual commitments, especially during peak usage times and as our solutions become more complex and our user traffic increases. If any of our solutions malfunction or if our customers are unable to access our solutions or deploy them within a reasonable amount of time, or at all, our business would be harmed. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted access to our solutions and have a low tolerance for interruptions of any duration. Since our customers use our solutions to assist in necessary business and service interactions and to support customer and client-facing applications, any outage on our solutions would impair the ability of our customers to operate their businesses and provide necessary services, which would negatively impact our brand, reputation and customer satisfaction.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to obtain subscription renewals from existing customers, impair our ability to grow our customer base, result in the expenditure of significant financial, technical and engineering resources, subject us to financial penalties and liabilities under our service level agreements, and otherwise could adversely affect our business, results of operations and financial condition.

Failures in internet infrastructure or interference with broadband or wireless access could cause current or potential customers to believe that our solutions are unreliable, leading these customers to switch to our competitors or to avoid using our solutions, which could negatively impact our revenue or harm our opportunities for customer growth.

Our solutions depend in part on our customers’ high-speed broadband or wireless access to the internet. Increasing numbers of customers and bandwidth requirements may degrade the performance of our solutions due to capacity constraints and other internet infrastructure limitations, and additional network capacity to maintain adequate data transmission speeds may be unavailable or unacceptably expensive. If adequate capacity is not available to us, our solutions may be unable to achieve or maintain sufficient data transmission, reliability, or performance. In addition, if internet service providers and other third parties providing internet services, including incumbent phone companies, cable companies and wireless companies, have outages or suffer deterioration in their quality of service, our customers may not have access to or may experience a decrease in the quality of our solutions. These providers may take measures that block, degrade, disrupt, or increase the cost of customer access to our solutions. Any of these disruptions to data transmission could lead customers to switch to our competitors or avoid using our solutions, which could negatively impact our revenue or harm our opportunities for growth.

Real or perceived errors, failures or bugs in our solutions, hosting, support or implementation could adversely affect our business, results of operations, financial condition and growth prospects.

Our solutions are complex, and therefore, undetected errors, failures, bugs or defects may be present in our solutions or occur in the future in our solutions, our technology or software or technology or software we license in from third parties, including open source software, especially when updates or new solutions are released. Such software and technology is used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs or defects in the IT environment into which such software and technology is deployed. This diversity increases the likelihood of errors, failures, bugs or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs or defects may not be found until our customers use our solutions. Real or perceived errors, failures, bugs or defects in our solutions could result in negative publicity, potentially harm the safety, wellbeing and academic outcomes of students, cause a loss of or delay in market acceptance of our solutions and harm to our brand, weaken our competitive position, result in claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs or defects in our solutions could also impair our ability to attract new customers, retain existing customers or expand their use of our solutions, which would adversely affect our business, results of operations and financial condition.

Moreover, as our solutions are adopted by an increasing number of schools and school districts, it is possible that the individuals and organizations behind advanced cyberattacks will begin to focus on finding ways to hack our solutions. If this happens, our customers could be specifically targeted by attackers exploiting vulnerabilities in our solutions, which could subject us to private claims by affected parties and adversely affect our reputation.

Organizations are increasingly subject to a wide variety of attacks on their networks, systems and endpoints. If any of our customers experiences a successful third-party cyberattack on our solutions, such customer could be dissatisfied with our solutions, regardless of whether theft of any of such customer’s data occurred in such attack. Additionally, if customers fail to adequately deploy protection measures or update our solutions, customers and the public may erroneously believe that our solutions are especially susceptible to cyberattacks. Real or perceived security breaches against our solutions could cause disruption or damage to our customers’ networks or other negative consequences and could result in negative publicity to us, damage to our reputation, lead to other customer relations issues, potentially harm the safety and wellbeing of students and adversely affect our revenue and results of operations. We may also be subject to liability claims for damages related to real or perceived errors, failures, bugs or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and results of operations. Finally, since some our customers use our solutions for compliance reasons, any errors, failures, bugs, defects, disruptions in service or other performance problems with our solutions may damage our customers’ business and could hurt our reputation.

Incorrect or improper use of our solutions or our failure to properly train customers on how to utilize our solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition and growth prospects.

Our solutions are complex and are used in a wide variety of school environments. The proper use of our solutions requires training of the customer and end user. If our solutions are not used correctly or as intended, inadequate performance may result. Because our customers rely on our solutions, services and maintenance support to manage a wide range of operations, the incorrect or improper use of our solutions, our failure to properly train customers on how to efficiently and effectively use our solutions, or our failure to properly provide maintenance services to our customers may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our solutions.

In addition, if there is substantial turnover of customer personnel responsible for use of our solutions, or if customer personnel are not well trained in the use of our solutions, customers may defer the implementation of our solutions, may use them in a more limited manner than originally anticipated or may not use them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our solutions, our ability to make additional sales may be substantially limited.

If we fail to offer high-quality support, our business and reputation could suffer.

Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our solutions provide. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. Many of our large customers have complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our solutions. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel and our network of channel partners and system integrators to provide personalized account management and customer service. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large customers.

Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, business, financial condition and results of operations, and adversely affect our ability to sell our solutions to existing and prospective customers. The importance of high-quality customer support will increase as we expand our business and pursue new customers.

We may not be able to respond to rapid technological changes with new solution and service offerings. If we fail to predict and respond rapidly to evolving technological trends and our customers’ changing needs, we may not be able to remain competitive.

Our market is characterized by rapid technological change, changing customer needs, frequent new software solution introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards and products could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated solutions and services that keep pace with these and other technological developments that address the increasingly sophisticated needs of our customers or that meet new industry standards or interoperate with new or updated operating systems and hardware devices. We may also fail to adequately anticipate and prepare for the commercialization of emerging technologies and the development of new markets and applications for our technology and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets. Our customers require that our solutions effectively identify and respond to these challenges on a timely basis without disrupting the performance of our customers’ IT systems or interrupting their operations. As a result, we must continually modify and improve our offerings in response to these changes on a timely basis. If we are unable to evolve our solutions in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in our markets could be materially adversely affected.

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:
•Delays in releasing new solutions or enhancements to the market;
•The failure to accurately predict market or customer demands;
•Defects, errors or failures in the design or performance of our new solutions or solution enhancements;
•Negative publicity about the performance or effectiveness of our solutions;
•The introduction or anticipated introduction of competing solutions by our competitors; and
•The perceived value of our solutions or enhancements relative to their cost.

Our competitors, particularly those with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our solutions and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain more widespread market acceptance.

We rely on third-party software and intellectual property licenses.

Our solutions include software and other intellectual property and proprietary rights licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our solutions. We have the expectation, based on experience and standard industry practice, that such licenses generally can be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on commercially reasonable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could have a material adverse effect on our business, operating results and financial conditions. In any such case, we may be required to seek licenses to other software or intellectual property or proprietary rights from other parties and re- design our solutions to function with such technology, or develop replacement technology ourselves, which could result in increased costs and solution delays. We may also be forced to limit the features available in our current or future solutions. Moreover, incorporating intellectual property or proprietary rights licensed from third parties on a nonexclusive basis in our solutions, including our software could limit our ability to protect our intellectual property and proprietary rights in our solutions and our ability to restrict third parties from developing similar or competitive technology using the same third-party intellectual property or proprietary rights.

Risks Related to Laws and Regulation

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our results of operations.

We are subject to regulations and laws specific to the education sector because we offer our solutions and services to students, collect data from students, and offer education and training. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union (the “EU”), and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other states that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by post secondary educational institutions of prospective students’ social media account information. Compliance requirements include obtaining government licenses, disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibits the preparation or sale of material that should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content and learning programs that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our results of operations.

While we expect and plan for new laws, regulations, and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities, any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet for educational purposes and for our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments could harm our business, results of operations, and financial condition.

We function as a Health Insurance Portability and Accountability Act “business associate” for certain of our customers and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, all of which can adversely affect our business as well as our ability to attract and retain new customers.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, or HIPAA, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates”. We function as a business associate for certain of our customers that are HIPAA covered entities and service providers, and in that context we are regulated as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. HITECH imposes four tiers of civil monetary penalties and gives state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

As a business associate, we are required by HIPAA to maintain HIPAA-compliant business associate agreements with our customers that are HIPAA covered entities and service providers, as well as our subcontractors that access, maintain, create or transmit individually identifiable health information on our behalf for the rendering of services to our HIPAA covered entity and service provider customers. These agreements impose stringent data security and other obligations on us. If we or our subcontractors are unable to meet the requirements of any of these business associate agreements, we could face contractual liability under the applicable business associate agreement as well as possible civil and criminal liability under HIPAA, all of which can have an adverse impact on our business and generate negative publicity, which, in turn, can have an adverse impact on our ability to attract and retain customers.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and JOBS Act (the “Tax Act”) may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation as occurred in the case of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

In addition, the public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business may be adversely affected by changes in tax laws, statutes, rules, regulations, or ordinances or by diminished tax revenues which could lead to significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs. Any decreased funding for schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.

We are subject to export controls and economic sanctions laws, and our customers and channel partners are subject to import controls that could subject us to liability if we are not in full compliance with applicable laws.

Certain of our solutions are subject to U.S. export controls and we would be permitted to export such solutions to certain countries outside the U.S. only by first obtaining an export license from the U.S. government, or by utilizing an existing export license exception, or after clearing U.S. government agency review. Obtaining the necessary export license or accomplishing a U.S. government review for a particular export may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions, including economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, prohibit the sale or supply of our solutions and services to U.S. embargoed or sanctioned countries, regions, governments, persons and entities.

Although we take precautions to prevent our solutions from being provided in violation of U.S. export control and economic sanctions laws, our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws. If we were to fail to comply with U.S. export law requirements, U.S. customs regulations, U.S. economic sanctions or other applicable U.S. laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers and the possible loss of export or import privileges. U.S. export controls, sanctions and regulations apply to our channel partners as well as to us. Any failure by our channel partners to comply with such laws, regulations or sanctions could have negative consequences, including reputational harm, government investigations and penalties.

Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. In addition, any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and operating results.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other improper benefits to or from any person whether in the public or private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could adversely affect our business, results of operations and financial condition.

Any future litigation against us could damage our reputation and be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees, including as a result of actions taken by us in response to the COVID-19 pandemic. Litigation might result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our Class A common stock. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.

We have received allegations from two prior employees alleging, among other things, that non-exempt employees were not paid all wages owed under applicable laws. We are evaluating the allegations and we intend to pursue any defenses that may be available to us should a lawsuit or other action ultimately be brought in either matter. Although we cannot predict the outcome of these allegations, any ultimate liability or settlement cost or legal costs in defending these or any other actions may have a material adverse effect on our financial position or our results of operations in any particular accounting period.

Changes in privacy laws, regulations, and standards may cause our business to suffer.
Our customers can use our platform to collect, use and store certain types of personal or identifying information regarding their employees and students. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act in the U.S. and the General Data Protection Regulation (“GDPR”) in the EU. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the GDPR which went into effect on May 25, 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. Recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EU to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of EU- specified standard contractual clauses as an adequate personal information transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from the EU to the U.S. (including having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities continue to issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EU to maintain personal data originating from the EU, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

In addition to the changing regulatory landscape in the E.U., California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which took effect on January 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights, allows consumers to opt out of certain data sharing with third parties, and provides for civil penalties for violations, and includes a new cause of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), certified by the California Secretary of State to appear as a ballot initiative was passed by Californians during the November 3, 2020 election. The CPRA will significantly modify the CCPA, and will impose additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

In addition, the Family Educational Rights and Privacy Act, or FERPA, generally prohibits educational institutions that receive federal funding from disclosing PII from a student’s education records without the student’s consent. Through our solutions, our customers and users disclose to us certain information that may originate from or comprise a student education record, as the term is defined under FERPA. As an entity that provides services to institutions, we are often subject to contractual clauses that impose restrictions derived from FERPA on our ability to collect, process, transfer, disclose, and store student data, under which we may not transfer or otherwise disclose any PII from a student record to another party other than in a manner permitted under the statute. If we violate our obligations to any of our educational institution customers relating to the privacy of student records subject to FERPA, such a violation could constitute a material breach of contract with one or more of our customers and could harm our reputation. Further, in the event that we disclose student information in a manner that results in a violation of FERPA by one of our educational customers, the U.S. Department of Education could require that customer to suspend our access to the customer’s student information that is covered under FERPA for a period of at least five years.

We are also subject to the Children’s Online Privacy Protection Act, or COPPA, which applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. Some of our solutions are directed, in part, at children under the age of 13. Through our solutions, we collect certain personal information, including names and email addresses from children. COPPA is subject to interpretation by courts and other governmental authorities, including the FTC, and the FTC is authorized to promulgate, and has promulgated, revisions to regulations implementing provisions of COPPA, and provides non-binding interpretive guidance regarding COPPA that changes periodically with little or no public notice. Although we strive to ensure that our platform and applications are compliant with applicable COPPA provisions, these provisions may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately, and we may incur substantial costs or expenses in attempting to modify our systems, platform, applications, or other technology to address changes in COPPA or interpretations thereof. If we fail to accurately anticipate the application, interpretation or legislative expansion of COPPA we could be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity and we could be in breach of our customer contracts and our customers could lose trust in us, which could harm our reputation and business.

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards, such as the Student Privacy Pledge, from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customer’s compliance with such standards. Following these privacy standards and adapting to future standards involves significant operational challenges. In addition, any inability or decision not to join these industry initiatives could damage our reputation, inhibit sales, slow our sales cycles and adversely affect our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions and platform capabilities. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions and platform capabilities, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result on our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts, suspension or debarment from government contracting.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant laws and regulations that affect us include:
•Federal, state and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration and performance of government contracts;
•The Civil False Claims Act (and similar state and local false claims acts), which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•Federal, state and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.

Any failure to comply with applicable laws and regulations could result in contract termination, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, results of operations and financial condition.

In addition, federal, state and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for recompetition.

Risks Related to Being a Public Company

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the

Sarbanes- Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second Annual Report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations.

Our management team has limited experience managing a public company.

Many members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Our quarterly operating results and other metrics may vary significantly and be unpredictable, which could cause the trading price of our stock to decline.

Our operating results and other metrics have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the impact of the COVID-19 pandemic on our customers’ budgets and their ability to purchase or renew at similar volumes to prior periods;
•the level of demand for our solutions, including our newly-introduced solutions;
•the timing and use of new subscriptions and renewals of existing subscriptions;
•the timing and success of new solution announcements and introductions by us and our competitors;
•our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, solution delivery, purchasing, billing and general accounting, among other functions;
•the extent to which customers subscribe for additional solutions, license additional solutions or increase the number of use cases;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offerings;
•customer budgeting cycles and seasonal buying patterns where our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 for our customers;
•any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners or resellers;

•timing of costs and expenses during a quarter;
•deferral of orders in anticipation of new solutions or enhancements announced by us or our competitors;
•price competition;
•changes in renewal rates and terms in any quarter;
•costs related to the acquisition of businesses, talent, technologies or intellectual property by us, including potentially significant amortization costs and possible write-downs;
•litigation-related costs, settlements or adverse litigation judgments;
•any disruption in our sales channels or termination of our relationship with channel and other strategic partners;
•general economic conditions, both domestically and in our foreign markets, and related changes to currency exchange rates;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; and
•future accounting pronouncements or changes in our accounting policies.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our Class A common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our Class A common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

Our billing and collections processing activities are complex and time-consuming, and any delay in transmitting and collecting payment could have an adverse effect on our future revenue.

Billing for our solutions is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we often bill various entities within a school district, all of which may have different billing requirements. In addition, because many of our customers are educational institutions and provide fundamental services, it is not possible to cease service when bills are not paid which limits our collection methods. These factors create increased risk in our collection efforts, including long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2021, we had total current and long-term indebtedness outstanding of approximately $741.2 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in the First Lien Credit Agreement and the Revolving Credit Agreement have important consequences, including:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business, among other things;
•making us more vulnerable to rising interest rates, as our borrowings under the First Lien Credit Agreement and the Revolving Credit Agreement, bear variable rates of interest; and
•making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows and prospects. Further, our First Lien Credit Agreement and the Revolving Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. With respect to the Revolving Credit Agreement, we are subject to a springing maximum Total First Lien Net Leverage Ratio (as defined therein) covenant of 7.75 to 1.00, which is tested quarterly if the aggregate amount of revolving loans, swingline loans and undrawn letter of credit obligations outstanding under the Revolving Credit Agreement (net of cash collateralized letters of credit and up to $15.0 million of non-collateralized or undrawn letters of credit) exceeds 35% of the $180.0 million (effective upon the consummation of our IPO, $289.0 million) of commitments thereunder.

Interest rates under the First Lien Credit Agreement and the Revolving Credit Agreement are based partly on the London interbank offered rate (“LIBOR”). LIBOR will be phased out by the middle of 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR. The unavailability of LIBOR, or increased lender costs due to changes in LIBOR, may result in increases in interest rates on our borrowings. Further, we will need to renegotiate our agreements or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

Despite current indebtedness levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We may incur significant additional indebtedness in the future. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our current indebtedness levels, the related risks that we face could intensify.

Variable rate indebtedness that we have incurred or may in the future incur will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our First Lien Credit Agreement bear variable rates of interest. An increase in prevailing interest rates would increase our debt service obligations, which would have a negative impact on our net income and cash flows, including cash available for servicing our indebtedness.

We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit worthiness, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. Refinancings may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Credit Agreement and

Revolving Credit Agreement include certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for certain purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The terms of the financing documents governing our First Lien Credit Agreement and the Revolving Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The financing documents governing our First Lien Credit Agreement and the Revolving Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness;
•incur liens;
•merge, dissolve, liquidate, amalgamate, consolidate or sell all or substantially all of our assets;
•declare or pay certain dividends, payments or distribution or repurchase or redeem certain capital stock;
•permit our subsidiaries to enter into agreements restricting their ability to pay dividends, make loans, incur liens and sell assets; and
•make certain investments.

These restrictions could limit, potentially significantly, our operational flexibility and affect our ability to finance our future operations or capital needs or to execute our business strategy.

We may be unable to refinance our indebtedness.

Our Revolving Credit Agreement matures on May 2, 2025 and our First Lien Term Loan Facility matures on July 31, 2025. In addition, we may need to refinance all or a portion of our indebtedness before maturity. Our ability to repay, refinance, replace or extend these facilities by their maturity dates will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under these facilities, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity of the applicable facility or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay indebtedness. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our competitive position and results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our solution offerings;
•continue to expand our organization;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.

In addition, if we issue additional equity to raise capital, your interest in us will be diluted.

Risks Related to Our Organizational Structure

Our principal asset is our interest in PowerSchool Holdings LLC (“Holdings LLC”), and, accordingly, we depend on distributions from Holdings LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of equity interests in Holdings LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the tax receivable agreement entered into with Severin Topco LLC (“Topco LLC”), Onex Partners Manager LP (“Onex”) and Vista Equity Partners (“Vista” and together with Onex, the “Principal Stockholders”) that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes (the “Tax Receivable Agreement”). Tax Receivable Agreement and pay operating expenses or declare and pay dividends, if any, in the future depends on the financial results and cash flows of Holdings LLC and its subsidiaries and distributions we receive from Holdings LLC. There can be no assurance that Holdings LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in debt instruments of Holdings LLC and its subsidiaries, will permit such distributions.

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of Holdings LLC is allocated to the holders (“LLC Unitholders”) of the corresponding units (“LLC Units”), including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of Holdings LLC. Under the terms of Holding’s LLC’s Operating Agreement (the “LLC Operating Agreement”), Holdings LLC is obligated to make tax distributions to LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors we cannot precisely quantify the likely tax benefits we may realize as a result of our purchase of LLC Units and LLC Unit exchanges and certain tax attributes of certain entities through which the funds associated with the Principal Stockholders, held their ownership interests in Topco LLC (the “Blocker Entities”), engaged in a series of transactions (the “Blocker Contributions”) that resulted in each of the Blocker Entities becoming subsidiaries of the Company Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Under the LLC Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders, and will be calculated without regard to any applicable basis adjustment under Section 743(b) of the Code, which means that the amount of tax distributions will be determined based on the LLC Unitholder who is allocated the largest amount of taxable income on a per LLC Unit basis and at a tax rate that will equal the highest combined maximum U.S. federal, state, and local income tax rate applicable to a taxable individual or corporation in any jurisdiction in the United States, but will be made pro rata based on ownership of LLC Units, and so Holdings LLC will be required to make tax distributions that, in the aggregate, will likely significantly exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer.

We intend to cause Holdings LLC to make (1) pro rata cash distributions to the owners of LLC Units (including us) in amounts sufficient to fund all or part of their tax obligations in respect of taxable income allocated to them (as discussed above) and to fund our obligation to make payments under the Tax Receivable Agreement and (2) non-pro rata reimbursements to us in respect of our expenses. However, Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which Holdings LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Holdings LLC or its subsidiaries insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds or is prevented by any debt agreement to which Holdings LLC or its subsidiaries is a party.

If Holdings LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status. Even as a partnership for U.S. federal income tax purposes, Holdings LLC could become liable for amounts resulting from adjustments to its tax returns for prior years.

We intend to operate such that Holdings LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, transfers of LLC Units could cause Holdings LLC to be treated like a publicly traded partnership. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.

If Holdings LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we might be subject to potentially significant tax inefficiencies, including as a result of our inability to file a consolidated U.S. federal income tax return with Holdings LLC. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Holdings LLC’s assets) were subsequently determined to have been unavailable. Even if Holdings LLC continues to be treated as a partnership for U.S. federal income tax purposes, certain adjustments to Holdings LLC’s tax return for prior years may result in liabilities for Holdings LLC.

In addition, legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return on the partnership itself with respect to taxable years of the partnership that are open to adjustment, including taxable years prior to our IPO, in certain circumstances, absent an election to the contrary. Holdings LLC (or any subsidiary of Holdings LLC that is treated as a partnership for U.S. federal income tax purposes) may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect.

Conflicts of interest could arise between our shareholders and Topco LLC, which may impede business decisions that could benefit our shareholders.

Topco LLC, the only holder of LLC Units other than us, has the right to consent to certain amendments to the LLC Operating Agreement, as well as to certain other matters. Topco LLC may exercise these voting rights in a manner that conflicts with the interests of our shareholders. Circumstances may arise in the future when the interests of Topco LLC conflict with the interests of our shareholders. As we control Holdings LLC, we have certain obligations to Topco LLC as an LLC Unitholder that may conflict with fiduciary duties our officers and directors owe to our shareholders. These conflicts may result in decisions that are not in the best interests of shareholders.

The Tax Receivable Agreement requires us to make cash payments to Topco LLC, Vista and Onex in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We have entered into a Tax Receivable Agreement with Topco LLC, Vista and Onex. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to Topco LLC, Vista and Onex equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units or exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities (including net operating losses (“NOLs”) and excess interest expense carryforwards) and of Holdings LLC and subsidiaries of Holdings LLC (including amortizable goodwill and other intangible assets) that existed prior to our IPO and (iii) certain other tax benefits related to our making payments under the Tax Receivable Agreement (including deductions for payments of imputed interest). Due to the uncertainty of various factors we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of LLC Units and LLC Unit exchanges and certain tax attributes of the Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out to Topco LLC, Vista and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to Topco LLC, Vista and Onex under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable

Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds or is prevented by any debt agreement to which Holdings LLC or its subsidiaries is a party. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon Topco LLC maintaining a continued ownership interest in the LLC.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by Topco LLC, the amount of gain recognized by Topco LLC, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.

The U.S. Internal Revenue Service (the “IRS”) might challenge the tax benefits we receive in connection with future acquisitions of units. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS or other applicable taxing authority to challenge a tax basis increase or the availability of Blocker Entities’ NOLs or other tax attributes of the Blocker Entities, Holdings LLC or subsidiaries of Holdings LLC, we will not be reimbursed for any cash payments previously made to Topco LLC pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently disallowed, in whole or in part, by the IRS or other applicable taxing authority. For example, if the IRS later asserts that we did not obtain a tax basis increase or disallows or defers (in whole or in part) the availability of NOLs due to a potential ownership change under Section 382 of the Code, among other potential challenges, then we would not be reimbursed for any cash payments previously made to Topco LLC pursuant to the Tax Receivable Agreement with respect to such tax benefits that we had initially claimed. Instead, any excess cash payments made by us pursuant to the Tax Receivable Agreement will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. Nevertheless, any tax benefits initially claimed by us may not be disallowed for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. In addition, we will not be permitted to settle any such challenge with the IRS or other applicable taxing authority if it could have a material effect on the Tax Receivable Agreement holders’ rights without the consent of Topco LLC or its designee and the Onex representative. Accordingly, there may not be sufficient future cash payments against which to net. The applicable U.S. federal income tax rules are complex and their application to certain aspects of our structure are uncertain and there is no explicit authority in this regard, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

The amounts that we may be required to pay to Topco LLC, Vista and Onex under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if (1) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (2) we breach any of our material obligations under the Tax Receivable Agreement or (3) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of a change in control, material breach or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to Topco LLC, Vista and Onex that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (2) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Topco LLC, Vista and Onex that will not benefit the other common shareholders to the same extent as they will benefit Topco LLC, Vista and Onex.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Topco LLC as the only other LLC Unitholder that will not benefit the holders of our Class A common stock (other than Vista and Onex) to the same extent. The Tax Receivable Agreement provides for the payment by us to Topco LLC, Vista and Onex, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities (including NOLs and excess interest expense carryforwards) and of Holdings LLC and subsidiaries of Holdings LLC (including amortizable goodwill and other intangible assets) that existed prior to our IPO and (iii) certain other tax benefits related to our making payments under the Tax Receivable Agreement (including deductions for payments of imputed interest). Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges in the future and certain tax attributes of the Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out to Topco LLC, Vista and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the tax attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of the attributes covered by the Tax Receivable Agreement, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and shareholders’ equity could be negatively affected.

Holdings LLC will be required to make distributions to us and Topco LLC and we expect that the distributions will be substantial.

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Holdings LLC to make tax distributions quarterly to the LLC Unitholders (including us), in each case on a pro rata basis based on Holdings LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code which means that the amount of tax distributions will be determined based on the LLC Unitholder who is allocated the largest amount of taxable income on a per LLC Unit basis and at a tax rate that will equal the highest combined maximum U.S. federal, state, and local income tax rate applicable to a taxable individual or corporation in any jurisdiction in the United States, but will be made pro rata based on ownership of LLC Units, and so Holdings LLC will be required to make tax distributions that, in the aggregate, will likely significantly exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer. In addition, we intend to cause Holdings LLC to make pro rata distributions to the LLC Unitholders (including us) in order to provide us with the funds necessary for us to satisfy our obligations to make payments under the Tax Receivable Agreement. Funds used by Holdings LLC to satisfy its tax distribution obligations and funds distributed by Holdings to the LLC Unitholders (including us) in order to enable us to satisfy our obligations to make payments under the Tax Receivable Agreement will not be available for reinvestment in our business. Moreover, we expect that these tax distributions will be substantial, and will likely significantly exceed (as a percentage of Holdings LLC’s income)

the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock, they will not be required to do so, and may in their sole discretion choose to use such excess cash for any purpose depending upon the facts and circumstances at the time of determination. To the extent that we do not distribute such excess cash as dividends on the Class A common stock and instead, for example, holds such cash balances, the LLC Unitholders (not including us) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Units for shares of the Class A common stock, notwithstanding that such limited partners may previously have participated as holders of LLC Units in distributions by Holdings LLC that resulted in such excess cash balances at our level.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of Holdings LLC, we will control and manage Holdings LLC. On that basis, we believe that our interest in Holdings LLC is not an “investment security” under the 1940 Act. Therefore, we have less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in “investment securities.” However, if we were to lose the right to manage and control Holdings LLC, interests in Holdings LLC could be deemed to be “investment securities” under the 1940 Act.

We intend to conduct our operations so that we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Risks Related to Our Class A Common Stock

Our Principal Stockholders control us, and their interests may conflict with ours or yours in the future.

As of December 31, 2021, investment entities affiliated with our Principal Stockholders control approximately 76.4% of the voting power of our outstanding common stock, which means that, based on its percentage voting power controlled, our Principal Stockholders control the vote of all matters submitted to a vote of our shareholders. This control enables our Principal Stockholders to control the election of the members of our Board and all other corporate decisions. Even when our Principal Stockholders cease to control a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our common stock, our Principal Stockholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as our Principal Stockholders continue to own a significant percentage of our common stock, our Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

In addition, we have entered into a Stockholders Agreement with Topco LLC, Vista and Onex that provides Vista and Onex with certain rights. The Stockholders Agreement provides each of Vista and Onex with an independent right to designate the following number of nominees for election to our Board: (i) three nominees so long as such Principal Stockholder controls 25% or more of the voting power of our stock entitled to vote generally in the election of directors; (ii) two nominees for so long as such Principal Stockholder controls 15% or more of the voting power of our stock entitled to vote generally in the election of directors; and (iii) one nominee for so long as such Principal Stockholder controls 5% or more of the voting power of our stock entitled to vote generally in the election of directors. The Stockholders Agreement will also provide that Vista and Onex may assign such right to an affiliate of our Principal Stockholders. The Stockholders Agreement will prohibit us from increasing or decreasing the size of our Board without the prior written consent of Vista and Onex.

Our Principal Stockholders and their affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, our Principal Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of our Principal Stockholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Principal Stockholders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Principal Stockholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you or may not prove beneficial.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to shareholders of companies that are subject to such governance requirements.

Our Principal Stockholders control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of our Board consist of independent directors;

•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

As a result of our utilization of these exceptions, we may not have a majority of independent directors on our Board, our compensation and nominating and corporate governance committees may not consist entirely of independent directors and our compensation and nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements, which could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our Class A common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which fifth anniversary will occur in 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period.

The information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our Class A common stock less attractive as a result of reliance on these exemptions. If some investors find our Class A common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Class A common stock and the market price for our Class A common stock may be more volatile.

The JOBS Act also permits an emerging growth company like us, and we have elected to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We will therefore comply with new or revised accounting standards when they apply to private companies. As a result, our financial statements may not be comparable with companies that comply with public company effective dates for accounting standards.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations impact our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, and may particularly increase such costs after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including with respect to environmental, social and governance activities and initiatives, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings, and in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:

•these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

•these provisions provide for a classified board of directors with staggered three-year terms;

•these provisions provide that, at any time when Topco LLC, Vista and Onex control, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 662⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;

•these provisions prohibit shareholder action by written consent from and after the date on which Topco LLC, Vista and Onex control, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;

•these provisions provide that for as long as Topco LLC, Vista and Onex control, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our capital stock and at any time when Topco LLC, Vista and Onex control, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and

•these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when Topco LLC, Vista and Onex control, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to Topco LLC, Vista and Onex.

We have opted out of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested shareholder for a period of three years following the date on which the shareholder became an interested shareholder. However, our certificate of incorporation contains a provision that provides us with protections similar to Section 203, and will prevent us from engaging in a business combination with a person (excluding Topco LLC, Vista and Onex and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 85% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including actions to delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. However, our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects and result in a diversion of the time and resources of our employees, management and board of directors.

Our operating results and stock price may be volatile, and the market price of our Class A common stock may drop below the price you pay.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of the COVID-19 pandemic. This market volatility, as well as general economic, market or political conditions, could subject the market price of our Class A common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our Class A common stock may fluctuate in response to various factors, including:

•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new solutions or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
• regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions;
•investors’ perception of us;
•events beyond our control such as weather, war and health crises such as the COVID-19 pandemic; and
•any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our Class A common stock to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the market price and liquidity of our shares of Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our First Lien Credit Agreement. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they publish unfavorable research or reports, or adversely change their recommendations regarding our Class A common stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. As a newly public company, we may be slow to attract research coverage. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Our Principal Stockholders may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.

Our Principal Stockholders are in the business of making or advising on investments in companies and hold (and may from time to time in the future acquire) interests in or provide advice to businesses that may directly or indirectly compete with our business or be suppliers or customers of ours. For example, while our Principal Stockholders and their affiliates do not currently have other substantial investments or portfolio companies that compete in the K-12 education industry, they may in the future. Our Principal Stockholders may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our certificate of incorporation provides that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor or other affiliate of our Principal

Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.

Item 1B. Unresolved Staff Comments

None
Item 2. Properties

Our corporate headquarters are in Folsom, CA, where we lease 61,338 square feet of office space under a lease that expires on January 8, 2023 and includes a 5 year option to renew with a term date of January 8, 2028. We have additional office locations in the United States and internationally which total 487,707 square feet. Additional US locations include Austin, TX, Bethlehem, PA, Roanoke, VA, Arlington, VA, Mobile, AL, and Cincinnati, OH. International offices are in Bangalore, India, and Ontario, Canada. We believe that our facilities are adequate for our current needs.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II - Other Information
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock, par value $0.0001 per share, trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “PWSC” since July 28, 2021. Prior to that date there was no public market for our Class A common stock. Shares sold in our IPO were priced at $18.00 per share.

Shares our Class B common stock are not listed nor traded on any stock exchange.

Holders of Record

As of December 31, 2021, we had 49 holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of stockholders who hold shares of our common stock through clearing houses, banks, brokers or other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any document filed by us with the SEC under the Exchange Act or the Securities Act, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from July 28, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2021 with (ii) the cumulative total return of the Nasdaq Composite Index and the IGV iShares Expanded Tech-Software Sector ETF over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on July 28, 2021. The graph uses the closing market price on July 28, 2021 of $17.76 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Part I, item 1A, “Risk Factors” and in other parts of this Annual Report on Form 10-K. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “PowerSchool” and similar references refer to: (1) on or following the consummation of the IPO and related organizational transactions, to PowerSchool Holdings, Inc. and its consolidated subsidiaries, including PowerSchool Holdings LLC (formerly known as Severin Holdings, LLC) (“Holdings LLC”), and (2) prior to the consummation of the IPO and the related organizational transactions to Holdings LLC and its consolidated subsidiaries.

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of December 31, 2021, we serve more than 14,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., had 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
PowerSchool’s cloud platform is the most comprehensive, integrated, enterprise-scale suite of solutions purpose-built for the K-12 market. Our cloud-based technology platform helps our customers efficiently manage state reporting and related compliance, special education, finance, HR, talent, registration, attendance, funding, learning, instruction, behavior, grading, college and career readiness, assessments and analytics in one unified platform. Through our integrated technology approach, we are positioned to streamline operations, aggregate disparate data sets, and develop insights using predictive modelling and ML. Our ability to transform information into actionable insights improves the efficiency of school operations, the quality of instruction delivered by teachers, and the pace of student growth, generating a profound effect on K-12 educational outcomes.
We have created a strong competitive moat by investing over the past 20 years to build, maintain and continuously update our K-12 regulatory compliance reporting capabilities that solve state-specific, funding-related regulatory pain points for our customers. This investment is currently supported by a team of approximately 140 individuals in our broader research and development organization of approximately 994 individuals as of December 31, 2021.
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
From 2015 through February 2022, we completed 14 strategic acquisitions to thoughtfully build out our Unified Platform of K-12 software solutions, building upon years of leadership:
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
•Six other smaller acquisitions, including our most recent acquisition in February 2022 of Kinvolved, Inc..
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a Unified Platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 85.4% of our total revenue for the year ended December 31, 2021.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as described below) of 106.4% as of December 31, 2021, compared to 108.1% as of December 31, 2020.
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
Continue to Expand Into Complementary Adjacencies
From 2015 to February 2022, we have acquired and successfully integrated 14 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. M&A is core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of December 31, 2021, PowerSchool served customers in over 90 countries, primarily American international schools.

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
We closed the year ended December 31, 2021 with ARR of $538.6 million compared to $426.9 million as of December 31, 2020.
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
We closed the twelve-month period ended December 31, 2021 with a Net Revenue Retention Rate of 106.4%, compared to 108.1% as of December 31, 2020. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

Components of Results of Operations
Revenues
We recognize revenue under Accounting Standard Codification Topic 606 (“ASC 606”) and 340-40 (“ASC 340-40”). Under ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See “Critical Accounting Estimates—Revenue Recognition.”
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

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$477,296	$370,853	$308,161
Service	61,976	49,471	45,559
License and other	19,326	14,564	11,271
Total revenue	558,598	434,888	364,991
Cost of Revenue:
Subscriptions and support	135,963	108,158	98,467
Service	51,803	41,324	38,647
License and other	2,384	1,320	1,051
Depreciation and amortization	50,708	41,000	31,821
Total cost of revenue	240,858	191,802	169,986
Gross Profit	317,740	243,086	195,005
Operating Expenses:
Research and development	92,740	70,673	61,160
Selling, general, and administrative	149,167	92,711	86,916
Acquisition costs	7,299	2,495	2,519
Depreciation and amortization	62,818	54,744	52,319
Total operating expenses	312,024	220,623	202,914
Income (loss) from operations	5,716	22,463	(7,909)
Interest expense—Net	58,935	68,714	85,264
Loss on extinguishment of debt	12,905	—	—
Other (expense) income—net	(644)	358	208
Income (loss) before income taxes	(65,480)	(46,609)	(93,381)
Income tax expense (benefit)	(22,415)	39	(2,652)
Net income (loss)	(43,065)	(46,648)	(90,729)
Less: Net loss attributable to non-controlling interest	(9,296)	—	—
Net loss attributable to PowerSchool Holdings, Inc.	(33,769)	(46,648)	(90,729)
Other comprehensive income (loss)—Foreign currency translation	(554)	353	(22)
Total other comprehensive income (loss)	(554)	353	(22)
Less: comprehensive loss attributable to non-controlling interest	$(55)	$—	$—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(34,268)	$(46,295)	$(90,751)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	86%	86%	85%
Service	11	11	12
License and other	3	3	3
Total revenue	100	100	100
Cost of Revenue:
Subscriptions and support	24	25	27
Service	9	10	11
License and other	<1	<1	<1
Depreciation and amortization	9	9	9
Total cost of revenue	43	44	47
Gross Profit	57	56	53
Operating Expenses:
Research and development	17	16	17
Selling, general, and administrative	27	21	24
Acquisition costs	1	<1	<1
Depreciation and amortization	11	13	14
Total operating expenses	56	51	56
Income (loss) from operations	1	5	(2)
Interest expense—Net	11	16	23
Loss on extinguishment of debt	2	—	—
Other (expense) income—net	(<1)	<1	<1
Income (loss) before income taxes	(12)	(11)	(26)
Income tax expense (benefit)	(4)	<1	(<1)
Net income (loss)	(8)	(11)	(25)
Less: Net income (loss) attributable to non-controlling interest	(2)	—	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(6)	(11)	(25)
Other comprehensive income (loss)—Foreign currency translation	(<1)	<1	(<1)
Total other comprehensive income (loss)	(<1)	<1	(<1)
Less: comprehensive income (loss) attributable to non-controlling interest	(<1)	—	—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	(6)%	(11)	(25)%

Discussion of Results of Operations

Year Ended December 31, 2021 to Year Ended December 31, 2020
Revenues

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue:
Subscriptions and support	$477,296	$370,853	$106,443	29%
Service	61,976	49,471	12,505	25%
License and other	19,326	14,564	4,762	33%
Total revenue	$558,598	$434,888	$123,710	28%
The year-over-year increase in subscriptions and support revenue was driven by renewals and increased sales of our solutions to existing and new customers, as well as revenue from our acquisitions of Hobsons, Inc. (“Hobsons”) and Hoonuit Holdings, LLC (“Hoonuit”) in 2021 and 2020, respectively. The year-over-year increase in service revenue was driven by increased implementation and training related to sales made to existing and new customers, as well as revenue from the Hobsons and Hoonuit acquisitions. The year-over-year increase in license and other revenue was driven primarily by the Hobsons and Hoonuit acquisitions.
Total Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of Revenue:
Subscriptions and support	$135,963	$108,158	$27,805	26%
Service	51,803	41,324	10,479	25%
License and other	2,384	1,320	1,064	81%
Depreciation and amortization	50,708	41,000	9,708	24%
Total cost of revenue	$240,858	$191,802	$49,056	26%
The year-over-year increase in subscriptions and support cost of revenue was driven by a $10.9 million increase in personnel-related costs from increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce, a $8.3 million increase in third party royalties, and a $7.6 million increase in cloud hosting usage. The year-over-year increase in service cost of revenue was driven by a $7.2 million increase in personnel-related costs due to increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce, and a $2.7 million increase in third party contractor costs. The year-over-year increase in depreciation and amortization cost of revenue was due to additional amortization expense recognized from the higher balance of capitalized product development costs assets along with a higher intangible asset balance driven by the acquisition of Hoonuit and Hobsons.

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$92,740	$70,673	$22,067	31%
Selling, general, and administrative	149,167	92,711	56,456	61%
Acquisition costs	7,299	2,495	4,804	N/M
Depreciation and amortization	62,818	54,744	8,074	15%
Total operating expenses	$312,024	$220,623	91,401	41%
Research and development. The year-over-year increase in research and development expense was primarily attributable to a $13.6 million increase in personnel-related expenses, due to increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce, and a $8.0 million increase in third party expenses.
Selling, general, and administrative. The year-over-year increase in selling, general and administrative expense was primarily attributable to a $32.2 million increase in personnel-related expenses due to increased staffing, post-IPO stock-based compensation expense and the addition of Hoonuit and Hobsons employees to our workforce, a $19.9 million increase in third party expenses from the acquisition of Hoonuit and Hobsons along with the introduction of public company costs in 2021, and a $4.7 million increase in sales commissions.
Acquisition costs. The acquisition costs incurred in 2021 were attributable to third-party professional fees incurred in conjunction with the acquisitions of Hobsons as well as Kickboard, Inc. (“Kickboard”), which closed in the fiscal year 2021.
Depreciation and amortization. The year-over-year increase in depreciation and amortization expense was primarily due to a $9.1 million increase in the amortization expense from the higher balance of intangible assets, assumed as part of the Hobsons, Hoonuit and Kickboard acquisitions.
Interest Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest Expense	$58,935	$68,714	$(9,779)	(14)%
The year-over-year decrease in interest expense was primarily driven by the lower balance owed under our credit facilities resulting from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO.
Loss on Debt Extinguishment

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Loss on Debt Extinguishment	12,905	—	$12,905	N/M
The $12.9 million loss on debt extinguishment for 2021 was due to the write-off of the unamortized issuance costs and discounts from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO.

Other Income (Expense) - Net

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Other Income (Expense) - Net	$(644)	$358	$(1,002)	(280)%
The year-over-year fluctuation in Other Income (Expense) - Net was primarily due to a $0.7 million favorable fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances, and a decrease in other income of $0.4 million.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$(22,415)	$39	$(22,454)	N/M

Prior to the Organizational Transactions, as described in Note 1 to our Consolidated Financial Statements, we were treated as a partnership for US federal income tax purposes and not subject to federal income tax. Certain subsidiaries were considered corporations for US federal income tax purposes and we recorded current and deferred taxes. Following the reorganization, the Company is subject to income tax on its share of taxable income or loss allocated from Holdings LLC and records income tax expense accordingly. The period-over-period fluctuation in income tax expense (benefit) for 2021 was primarily due to the completion of the Organizational Transactions and a partial valuation allowance release resulting from the 2021 Hobsons acquisition, which occurred before the Organizational Transactions. The Hobsons acquisition resulted in the recognition of deferred tax liabilities, which could serve as a future source of income against the Company’s existing deferred tax assets, resulting in a release of the related valuation allowance with an offsetting tax benefit.

Year Ended December 31, 2020 to Year Ended December 31, 2019

For a comparison of our historical results of operations for the year ended December 31, 2020 to the year ended December 31, 2019, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus filed in connection with our IPO on July 29, 2021.
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
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $86.5 million, which was held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
72

In July 2021, we completed our IPO, pursuant to which we issued and sold 39,473,685 shares of Class A common stock and received $673.2 million in the IPO proceeds. On August 10, 2021, we issued an additional 5,447,581 shares of our Class A common stock and received $92.9 million in the proceeds upon exercise of the underwriters’ option to purchase additional shares. We used the net proceeds from the IPO and the exercise of the underwriters’ option, along with our cash on hand, to repay in full the outstanding principal balances of our Bridge Loan, Second Lien Term Loan and Incremental Facility, as well as the full outstanding balance under the Revolving Credit Agreement.
We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the timing of required tax receivable agreement payments, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale, and expect that our sources of cash will be sufficient to meet our working capital and capital expenditure needs beyond the next 12 months.
We may be required to seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2021, we had deferred revenue of $301.2 million, of which $294.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term- loan borrowings totaling $775.0 million and a Second Lien Credit Agreement for term loan borrowings totaling $365.0 million. On November 22, 2019, the Company entered into an incremental loan agreement to the First Lien which provided for $70.0 million of incremental first lien term loans (the “Incremental Facility”). The First Lien also provided for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $120.0 million, which was increased by $60.0 million to a total of $180.0 million in November 2020, and further increased by $109.0 million to a total of $289.0 million in July 2021. Borrowings under the First Lien are guaranteed by Holdings LLC and certain of its subsidiaries as specified in the guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Holdings LLC that are loan parties.
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
Borrowings under the First Lien bear interest at the Adjusted Eurocurrency Rate plus the initial margin 3.25% per annum. The “Eurocurrency Rate” is defined as the LIBOR as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollars. Assuming current interest rates and no changes with respect to our level of indebtedness, we expect to incur interest expense of $23.2 million in 2022.
As of December 31, 2021, the interest rate on the First Lien was 3.10%. The principal balances of the Bridge Loan, the Second Lien and the Incremental Facility, as well as all of the outstanding balance of the Revolving Credit

Agreement, were paid in full during the year ended December 31, 2021. Please refer to Note 11 to our consolidated financial statements for more information regarding the repayment of our outstanding debt.
Other Contractual Obligations
In addition to repayment of long-term debt, our principal commitments consist of contractual obligations under operating leases for office space, data center facilities, cloud hosting arrangements and other services we purchase as part of our normal operations. As of December 31, 2021, the remaining aggregate minimum purchase commitments under these arrangements was approximately $60.5 million through 2026. As of December 31, 2021, our future minimum lease payments under non-cancelable operating lease agreements was $17.2 million through 2026.

See Note 12 of our financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$143,103	$89,454
Net cash used in investing activities	(373,501)	(107,277)
Net cash provided by financing activities	264,699	30,702
Effect of foreign exchange rate on cash and cash equivalents	(556)	876
Net decrease in cash and cash equivalents and restricted cash	$33,745	$13,755
Cash and cash equivalents and restricted cash at beginning of period	53,246	39,491
Cash and cash equivalents and restricted cash at end of period	$86,991	$53,246
Operating Activities
Net cash provided by operating activities of $143.1 million for the twelve months ended December 31, 2021 was primarily related to our net loss of $43.1 million, adjusted for non-cash charges of $161.8 million and net cash outflows of $24.3 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $122.6 million, equity-based compensation expense of $25.1 million and loss on extinguishment of debt of $12.9 million. The main drivers of net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $39.2 million due to increases in sales and accounts receivable of $7.3 million due to the timing of collections.
Net cash provided by operating activities of $89.5 million for the twelve months ended December 31, 2020 was primarily related to our net loss of $46.6 million, adjusted for non-cash charges of $107.5 million and net cash outflows of $28.6 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $101.2 million and management incentive unit-based compensation of $5.6 million. The main drivers of the net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $31.1 million due to increases in sales and accounts receivable of $11.6 million due to the timing of collections.
Investing Activities
Net cash used in investing activities of $373.5 million for the twelve months ended December 31, 2021 was primarily related to the net cash paid for our acquisitions of Hobsons and Kickboard of $333.6 million, investment in capitalized product development costs of $35.9 million and purchases of property and equipment of $4.0 million.

Net cash used in investing activities of $107.3 million for the twelve months ended December 31, 2020 was primarily related to the net cash paid for our acquisition of Hoonuit of $75.8 million, our investment in capitalized product development costs of $28.8 million and purchases of property and equipment of $2.8 million.
Financing Activities
Net cash provided by financing activities of $264.7 million for the twelve months ended December 31, 2021 was primarily related to the net proceeds from our IPO of 766.1 million, net proceeds from our Bridge Loan of $315.2 million and from our Revolving Credit Arrangement of $55.0 million, offset by the full repayments of our Bridge Loan of $320.0 million, Second Lien debt of $365.0 million, Incremental Facility of $68.8 million and First Lien debt of $7.8 million, as well as the outstanding balance of our revolving credit facility of $95.0 million. Additionally, we also paid deferred offering costs in connection with our IPO of $11.8 million and debt issuance costs of $2.8 million.
Net cash provided by financing activities of $30.7 million for the twelve months ended December 31, 2020 was primarily related to the proceeds from our revolving credit facility of $101.0 million, offset by repayments of our First Lien debt of $7.8 million and repayment of our revolving credit agreement of $61.0 million.
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
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual report on form 10-K for more detailed information regarding our critical accounting policies.

Revenue Recognition

We earn revenue from subscription (“SaaS”) offerings, perpetual software licenses, maintenance and support services, and professional services.

We adopted the new revenue recognition standard Accounting Standards Codification (ASC) 606, Contracts with Customers, effective January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of the adoption. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with the customer;
We determine we have a contract with a customer when the contract has been approved by both parties, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history, credit history and other financial information.

•Identification of the performance obligations in the contract;
Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products or services either on their own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract.

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. We also evaluate whether any performance obligations within optional periods represent a material right. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

•Determination of the transaction price;
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring products or delivery of services to the customer. Transaction price includes both fixed and variable consideration. However, we only include variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities.

•Allocation of the transaction price to the performance obligations in the contract;
If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The transaction price is allocated to the separate performance obligations on a relative SSP basis. The determination of a relative SSP for each distinct performance obligation requires judgment. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, customer demographics, geographic locations, and the number and types of users within our contracts.

•Recognition of the revenue when (or as) we satisfy a performance obligation.
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or delivery of service to the customer. Revenue is recognized in an amount that reflects the consideration that we expect to be entitled to receive in exchange for those products or services. For SaaS arrangements we recognize revenue ratably over the enforceable term of the arrangement, which is typically one year. For perpetual licenses, we typically recognize revenue at the point in time when the customer is able to use and benefit from the software, which is generally upon delivery to the customer. Professional services that are billed on a fixed fee basis are typically satisfied as services are rendered, and we generally use labor hours to measure progress toward completion as this is considered a faithful representation of the transfer of control of the services given the nature of the performance obligation. For professional services that are billed on a time and materials basis, we apply the ‘as-invoiced’ practical expedient. Accordingly, revenue is generally recognized based on the amount that the Company has a right to invoice, as this amount corresponds directly with the value to the customer of the Company’s performance completed to date. Maintenance and support services are transferred evenly using a time-elapsed output method over the contract term given it is a stand-ready obligation and there is no discernible pattern of performance.

Accounts Receivable

Accounts receivable primarily includes trade accounts receivable from our customers.

Allowances for doubtful accounts and allowances for customer credits are established based on various factors, including credit profiles of our customers, contractual terms and conditions, historical payments, and current economic trends. Accounts receivable are written off or credited on a case-by-case basis, net of any amounts that may be collected.

Capitalized Product Development Costs

Our software and website development costs are accounted for under the guidance for internal use software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, if: (1) the costs are direct and incremental and (2) management has determined that it is probable that the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use. We make ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Capitalized software development costs are being amortized on a straight-line basis over five years to cost of revenue. Useful lives are reviewed at the end of each reporting period and adjusted if appropriate.

Goodwill and Intangible Assets

When we acquire businesses, we allocate the purchase price to the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. Any residual purchase price is recorded as goodwill.

The determination of the useful lives of our developed technology and trademarks is primarily the period during which future expected cash flows are expected to be earned and support the fair value of the intangible assets. Customer relationships are amortized over the weighted average estimated customer life, which more accurately reflects the pattern of realization of economic benefits expected to be obtained.

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third-party valuation specialists to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations utilize significant estimates and assumptions. These estimates and assumptions are based on historical experience, nature of the intangible asset, and information obtained from management of the acquired companies, and include, but are not limited to, future expected cash flows earned from intangible assets and discount rates applied in determining the present value of those cash flows. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using the straight-line method designed to match the amortization to the benefits received.

Goodwill is the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Goodwill is assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for our overall business and (c) significant negative industry or economic trends.

We conduct a goodwill impairment assessment on December 31st of each year by first evaluating qualitative factors to determine if there are any adverse market factors or changes in circumstances indicating that the carrying value of goodwill may not be recoverable. These factors include, but are not limited to, macroeconomic conditions, industry and market considerations, overall financial performance, and specific Company events such as changes in management, key personnel, strategy or customers, and other events such as a variation in the composition or carrying amount of net assets or an expectation of selling or disposing of a significant asset group or product line.

If it is more likely than not that an impairment of goodwill exists, we perform a quantitative test which compares the fair value of the reporting unit to the net carrying value and record an impairment of goodwill to the extent that the net carrying value exceeds the fair value. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. We have not recognized any goodwill impairment in any of the periods presented.

Purchased intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using the straight-line method designed to match the amortization to the benefits received. We evaluate long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of or use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our long-lived assets or our finite-lived intangibles and other assets, that revision could have a material impact on our financial results. We have not recognized any long-lived asset impairment in any of the periods presented.

Business Combinations

In accordance with applicable accounting standards, we estimate the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. We allocate purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and deferred revenue. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates. Significant estimates in valuing deferred revenue include, but are not limited to, cost to service plus a profit markup.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

Share-Based Compensation

Prior to the IPO, certain employees were granted unit-based awards by the Company’s predecessor entity, Holdings LLC, as profit interests based on the estimated fair value of the awards at the date of grant. Holdings LLC utilized the Black-Scholes pricing model for determining the estimated fair value of the unit-based awards on the date that the awards are granted. Given the absence of any active market for the shares underlying the awards, the fair value of the awards was determined with input from management and third-party valuations. In connection with the Organizational Transactions, as described in Note 1 to our Consolidated Financial Statements, certain of these outstanding unit-based awards were converted into restricted and unrestricted shares and restricted stock units (“RSUs”) of PowerSchool Holdings, Inc. After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of the restricted shares, unrestricted shares and its RSUs on their respective grant dates. For service based awards, compensation expense is recognized on a straight-line basis over the respective requisite service periods of the awards. For performance-based awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized over the respective requisite service period of the award when achievement of the performance condition is considered probable. Share-based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss based on the function of the employees receiving awards. Any forfeitures are accounted for as they occur.

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

We account for income taxes under the asset and liability method of accounting. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset.

Significant judgment is required in determining the accounting for income taxes. In the ordinary course of business, many transactions and calculations arise where the ultimate tax outcome is uncertain. Our judgments, assumptions and estimates relative to the accounting for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from our assumptions and estimates used when determining the accounting for income taxes. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 to our consolidated financial statements.
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

Adjusted Gross Profit
Adjusted Gross Profit is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Adjusted Gross Profit as gross profit, adjusted for depreciation, share-based compensation expense and the related employer payroll tax, restructuring and acquisition-related expenses and amortization of acquired intangible assets and capitalized product development costs. We use Adjusted Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of depreciation, share-based compensation, restructuring expense, acquisition-related expenses, and amortization of acquired intangibles and capitalized product development costs from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net income (loss) adjusted for net interest expense, depreciation and amortization, provision for (benefit from) income tax, share-based compensation expense and the related employer payroll tax, management fees, restructuring expense, and acquisition-related expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations

Free Cash Flow

Free Cash Flow is a supplemental measures of liquidity that is not made under GAAP and does not represent, and should not be considered as, an alternative to cash flow from operations, as determined by GAAP. We define Free Cash Flow as net cash provided by operating activities less cash used for purchases of property and equipment and capitalized product development costs. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated by our operations inclusive of that used for investments in property and equipment and capitalized product development costs.

Reconciliation of gross profit to adjusted gross profit

	Year Ended December 31,
(in thousands except percentages)	2021	2020	2019
Gross profit	$317,740	$243,086	$195,005
Depreciation	1,771	1,566	1,627
Share-based compensation (1)	3,556	359	352
Restructuring(2)	3,097	1,594	762
Acquisition-related expense(3)	591	465	3,055
Amortization	48,939	39,434	30,194
Adjusted Gross Profit	$375,694	$286,504	$230,995
% Gross Profit Margin(4)	56.9%	55.9%	53.4%
% Adjusted Gross Profit Margin(5)	67.3%	65.9%	63.3%

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
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of net (loss) to adjusted EBITDA

	Year Ended December 31,
(in thousands except percentages)	2021	2020	2019
Net loss	$(43,065)	$(46,648)	$(90,729)
Add:
Amortization	107,013	88,400	76,331
Depreciation	6,514	7,344	7,809
Net interest expense(1)	58,928	68,611	85,091
Loss on extinguishment of debt	12,905	—	—
Income tax benefit	(22,415)	39	(2,652)
Share-based compensation	25,125	5,592	5,832
Management fees(2)	654	839	1,335
Restructuring(3)	4,847	5,027	1,626
Acquisition-related expense(4)	10,650	6,438	8,217
Adjusted EBITDA	$161,156	$135,642	$92,860
Adjusted EBITDA Margin(5)	28.9%	31.2%	25.4%

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

(5)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of net cash provided by operating activities to Free Cash Flow

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$143,103	$89,454	$54,321
Less:
Purchases of property and equipment	(3,988)	(2,771)	(4,469)
Capitalized product development costs	(35,920)	(28,822)	(30,473)
Free Cash Flow	$103,195	$57,861	$19,379

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the twelve months ended December 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of December 31, 2021, our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
With the proceeds of the IPO and cash from operations, we repaid in full the Second Lien, the Incremental Facility and the Bridge Loan, as well as all of the outstanding balance under the Revolving Credit Arrangement. Accordingly, on December 31, 2021, we had an outstanding debt balance of $751.8 million related to our First Lien. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $7.5 million.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PowerSchool Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerSchool Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’/members’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California March 24, 2022
We have served as the Company’s auditor since 2015.

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31, 2021	As of December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$86,479	$52,734
Accounts receivable—net of allowance of $4,964 and $7,869 respectively	48,403	47,977
Prepaid expenses and other current assets	38,423	22,799
Total current assets	173,305	123,510
Property and equipment - net	15,676	17,069
Capitalized product development costs - net	80,611	58,894
Goodwill	2,454,692	2,213,367
Intangible assets - net	804,909	763,459
Other assets	27,489	24,401
Total assets	$3,556,682	$3,200,700
Liabilities and Stockholders'/Members’ Equity
Current Liabilities:
Accounts payable	$12,449	$11,145
Accrued expenses	71,167	53,698
Deferred revenue, current	294,276	229,622
Revolving credit facility	—	40,000
Current portion of long-term debt	7,750	8,450
Total current liabilities	385,642	342,915
Noncurrent Liabilities:
Other liabilities	7,423	7,535
Deferred taxes	295,959	6,483
Tax Receivable Agreement liability	404,394	—
Deferred revenue—net of current	6,881	5,568
Long-term debt, net	733,425	1,160,326
Total liabilities	1,833,724	1,522,827
Commitments and contingencies (Note 12)
Stockholders'/Members’ Equity:
Members’ investment	—	1,855,730
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 158,034,497 shares issued and outstanding as of December 31, 2021. No shares issued and outstanding as of December 31, 2020.	16	—
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,928,472 shares issued and outstanding as of December 31, 2021. No shares issued and outstanding as of December 31, 2020.	4	—
Additional paid-in capital	1,399,967	—
Accumulated other comprehensive (loss) income	(216)	441
Accumulated deficit	(165,026)	(178,298)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,234,745	1,677,873

Non-controlling interest	488,213	—
Total stockholders'/members’ equity	1,722,958	1,677,873
Total liabilities and stockholders'/members' equity	$3,556,682	$3,200,700
See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands except for per-share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscriptions and support	$477,296	$370,853	$308,161
Service	61,976	49,471	45,559
License and other	19,326	14,564	11,271
Total revenue	558,598	434,888	364,991
Cost of revenue:
Subscriptions and support	135,963	108,158	98,467
Service	51,803	41,324	38,647
License and other	2,384	1,320	1,051
Depreciation and amortization	50,708	41,000	31,821
Total cost of revenue	240,858	191,802	169,986
Gross profit	317,740	243,086	195,005
Operating expenses:
Research and development	92,740	70,673	61,160
Selling, general, and administrative	149,167	92,711	86,916
Acquisition costs	7,299	2,495	2,519
Depreciation and amortization	62,818	54,744	52,319
Total operating expenses	312,024	220,623	202,914
Income (loss) from operations	5,716	22,463	(7,909)
Interest expense—Net	58,935	68,714	85,264
Loss on extinguishment of debt	12,905	—	—
Other income (expenses)—Net	(644)	358	208
Loss before income taxes	(65,480)	(46,609)	(93,381)
Income tax expense (benefit)	(22,415)	39	(2,652)
Net loss	(43,065)	(46,648)	(90,729)
Less: Net loss attributable to non-controlling interest	(9,296)	—	—
Net loss attributable to PowerSchool Holdings, Inc.	(33,769)	(46,648)	(90,729)
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.21)	$—	$—
Weighted average shares of Class A common stock outstanding - basic and diluted	157,576,056	—	—

Other comprehensive income (loss)—Foreign currency translation	(554)	353	(22)
Total other comprehensive income (loss)	(554)	353	(22)
Less: comprehensive loss attributable to non-controlling interest	$(55)	$—	$—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(34,268)	$(46,295)	$(90,751)
See notes to consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2018	$1,752,319	—	$—	—	$—	$—	$110	$(48,185)	$—	$1,704,244
Members' investment	92,976	—	—	—	—	—	—	—	—	92,976
Management incentive unit-based compensation	5,832	—	—	—	—	—	—	—	—	5,832
Foreign currency translation	—	—	—	—	—	—	(22)	—	—	(22)
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	—	7,264	—	7,264
Net loss	—	—	—	—	—	—	—	(90,729)	—	(90,729)
Balance—December 31, 2019	$1,851,127	—	$—	—	$—	$—	$88	$(131,650)	$—	$1,719,565
Repurchase of management incentive units	(989)	—	—	—	—	—	—	—	—	(989)
Management incentive unit-based compensation	5,592	—	—	—	—	—	—	—	—	5,592
Foreign currency translation	—	—	—	—	—	—	353	—	—	353
Net loss	—	—	—	—	—	—	—	(46,648)	—	(46,648)
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Activity prior to IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Repurchase of management incentive units	(448)	—	—	—	—	—	—	—	—	(448)
Management incentive unit-based compensation	3,204	—	—	—	—	—	—	—	—	3,204
Foreign currency translation	—	—	—	—	—	—	(283)	—	—	(283)
Net Loss	—	—	—	—	—	—	—	(1,509)	—	(1,509)
Balance—July 30, 2021	$1,858,486	—	$—	—	$—	$—	$158	$(179,807)	$—	$1,678,837
Effects of the IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock in the IPO, net of underwriting discount, commissions and deferred offering costs		157,918	16	—	—	754,375	—	—	—	754,391
Issuance of Class B common stock	—	—	—	39,928	4	—	—	—	—	4
Effects of organizational transactions	(1,858,486)	—	—	—	—	1,370,041	—	—	488,445	—
Allocation of equity to non-controlling interests	—	—	—	—	—	(51,700)	—	47,041	4,659	—
Establishment of tax receivable agreement liability	—	—	—	—	—	(404,394)	—	—	—	(404,394)
Adjustment to deferred taxes	—	—	—	—	—	(287,364)	—	—	—	(287,364)
Activity subsequent to the IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	23,414	—	—	—	23,414
Foreign currency translation	—	—	—	—	—	—	(374)	—	—	(374)

Allocation of equity to non-controlling interests	—	—	—	—	—	(4,405)	—	—	4,405	—
Net loss	—	—	—	—	—	—	—	(32,260)	(9,296)	(41,556)
Balance—December 31, 2021	$—	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958

See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(43,065)	$(46,648)	$(90,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	12,905	—	—
Depreciation of property and equipment	6,485	7,344	7,809
Amortization of intangible assets	91,350	78,663	73,138
Amortization of capitalized product development costs	15,644	9,737	3,193
Loss on disposal/retirement of property and equipment	97	500	98
Provision for allowance for doubtful accounts	1,119	170	449
Equity-based compensation	25,137	5,592	5,832
Amortization of debt issuance costs and discount	9,097	5,500	5,181
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	7,299	11,566	24,620
Prepaid expenses and other current assets	(1,099)	(2,387)	(2,803)
Other assets	(1,576)	(6,351)	(7,897)
Accounts payable	2,265	(2,165)	3,523
Accrued expenses	3,381	(996)	15,914
Other liabilities	(271)	(273)	(460)
Deferred taxes	(24,864)	(1,925)	(5,314)
Deferred revenue	39,199	31,127	21,767
Net cash provided by operating activities	143,103	89,454	54,321
Cash flows from investing activities:
Purchases of property and equipment	(3,988)	(2,771)	(4,469)
Proceeds from sale of property and equipment	—	69	4,515
Investment in capitalized product development costs	(35,920)	(28,822)	(30,473)
Acquisitions—net of cash acquired	(333,593)	(75,753)	(170,407)

	Year Ended December 31,
	2021	2020	2019
Net cash used in investing activities	(373,501)	(107,277)	(200,834)
Cash flows from financing activities:
Proceeds from Incremental Facility, net of issuance costs	$—	$—	$68,058
Proceeds from Revolving Credit Agreement	55,000	101,000	50,000
Proceeds from Bridge Loan	315,200	—	—
Repayment of Bridge Loan	(320,000)	—	—
Repayment of Second Lien Debt	(365,000)	—	—
Repayment of Revolving Credit Agreement	(95,000)	(61,000)	(50,000)
Repayment of Incremental Facility	(68,775)	(525)	—
Repayment of First Lien Debt	(7,750)	(7,750)	(7,750)
Payments for repurchase of management incentive units	(448)	(989)	—
Proceeds from members’ investment	—	—	92,976
Payments of deferred offering costs	(11,753)	—	—
Payment of debt issuance costs	(2,823)	—	—
Repayment of capital leases	(27)	(34)	(69)
Proceeds from Initial Public Offering	766,075	—	—
Net cash provided by financing activities	264,699	30,702	153,215
Effect of foreign exchange rate changes on cash	(556)	876	854
Net increase in cash, cash equivalents, and restricted cash	33,745	13,755	7,556
Cash, cash equivalents, and restricted cash—Beginning of period	53,246	39,491	31,935
Cash, cash equivalents, and restricted cash—End of period	$86,991	$53,246	$39,491
Supplemental disclosures of cash flow information:
Cash paid for interest	$51,438	$72,102	$81,754
Cash paid for income taxes	2,452	4,366	1,519
Non-cash investing and financing activities:
Purchase of capital lease	$—	$245	$—
Property and equipment additions in accounts payable and accrued liabilities	$765	$557	$388
Capitalized interest related to investment in capitalized product development costs	403	545	784
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$86,479	$52,734	$38,991
Restricted cash, included in other current assets	512	512	500
Total cash, cash equivalents, and restricted cash	$86,991	$53,246	$39,491
See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS

Background and Nature of Operations

PowerSchool Holdings, Inc. (the “Company,” “PowerSchool,” “we,” “us,” or “our”) was formed as a Delaware corporation on November 30, 2020 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of PowerSchool Holdings, LLC (“Holdings LLC”), formerly known as Severin Holdings, LLC.

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

On August 10, 2021, the underwriters for the IPO exercised the option to purchase an additional 5,447,581 shares of Class A common stock and the Company received an additional $92.9 million in the proceeds upon exercise of this option, net of $5.1 million in underwriting discounts and commissions. As a result of the Organizational Transactions described above, following the IPO and the exercise by the underwriters of their option to purchase additional shares, (i) the investors in the IPO owned 44,921,266 shares of the Class A common stock; and (ii) Topco LLC owns 39,928,472 LLC Units (other than Participation Units), 39,928,472 shares of Class B common stock, and 3,730,246 Participation Units. The Class A and Class B common stock collectively represented approximately 79.8% and 20.2% of the voting power in the Company, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020, the consolidated statements of operations and comprehensive loss, statements of stockholders’/members’ equity, and statements of cash flows for the years ended December 31, 2021, 2020, and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In management’s opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. These adjustments consist of normal and recurring items.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The estimates the Company evaluates includes, but not limited to:
•the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets, goodwill and liabilities associated with deferred revenue and deferred taxes;
•the average period of benefit related to contract cost assets;
•the allowance for doubtful accounts;
•the fair value of certain stock awards issued;
•the useful lives and recoverability of long-lived assets, including capitalized product development costs
•the recognition, measurement and valuation of deferred income taxes
Actual results could differ from those estimates under different assumptions or conditions including, but not limited to, the continued uncertainty surrounding the rapidly changing market and economic conditions due to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company adopted this ASU on January 1, 2022 under a modified retrospective approach. The impact of adoption was an increase of right-of-use asset of $15.8 million and lease liability of $17.8 million on the Company’s consolidated balance sheet and an decrease to equity of $1.4 million as of January 1, 2022.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. The guidance is effective for the Company beginning on January 1, 2023. The Company plans to early adopt the guidance as of January 1, 2022, which will impact future business acquisitions. The adoption does not impact acquired contract assets or contract liabilities from business acquisitions in any of the periods presented.
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
Software Maintenance
Software maintenance is comprised of stand-ready services including technical support services and unspecified software updates and upgrades, which are provided on a when-and-if-available basis. Software maintenance is transferred evenly using a time-elapsed output method over the contract term given it is a stand-ready obligation and there is no discernible pattern of performance. Software maintenance revenue is generally based on fixed fees. Payments are typically required annually in advance of the Company’s performance of the relevant services and recognized as revenue ratably over the maintenance term. This revenue is classified as Subscriptions and Support revenue in the consolidated statements of operations and comprehensive loss.
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
Contract Cost Assets
Contract and customer acquisition costs, consisting primarily of sales commissions, are incremental and recoverable costs of obtaining a contract. These costs are capitalized using the portfolio approach and are amortized over the expected period of benefit, which is the estimated life of the technology (determined to be approximately 7 years) provided in the underlying contract. The amortization is determined on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Deferred commissions that will amortize within the next 12-month period are classified as current and included in prepaid expenses and other current assets. The remaining balance is classified as noncurrent and is included in other assets. The Company also applies the practical expedient to expense certain costs as incurred when the amortization period is expected to be one year or less. The practical expedient typically applies to the Company’s professional services offerings.
Deferred Revenue
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
Concentration of Credit Risk
The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of December 31, 2021 and December 31, 2020, substantially all the Company’s cash has been deposited in low-interest- bearing accounts.
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits at certain financial institutions. We have deposits only with financial institutions believed to have high-quality credit.

The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company had no customers who accounted for more than 10% of accounts receivable as of December 31, 2021 and December 31, 2020. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
The Company had no customers accounting for more than 10% of total revenue for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable primarily includes trade accounts receivable from the Company’s customers. Allowances for doubtful accounts are established based on various factors, including, but not limited to, credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. Accounts receivable are written off or credited on a case-by-case basis, net of any amounts that may be collected.
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
As of December 31, 2020, the Company had $0.3 million in deferred offering costs included in other assets on the consolidated balance sheet, respectively. There were no deferred offering costs included in other assets as of December 31, 2021 as the accumulated deferred offering costs of $11.8 million were reclassified to additional paid-in capital upon consummation of the IPO in the third quarter of the fiscal year ended December 31, 2021.
Business Combinations
The Company accounts for acquisitions under the purchase method of accounting in accordance with ASC 805, Business Combinations. The consolidated statements of operations and comprehensive loss include the results of operations of the acquirees since the date of acquisition. The net assets of the acquisition were recorded at their estimated fair values as of the acquisition date. The fair values may change as the Company obtains additional information, and are expected to be finalized as soon as practicable, but not later than one year from the acquisition date (“measurement period”). Any changes in the fair value of assets and liabilities assumed during the measurement period may result in adjustments to goodwill.
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

We account for income taxes under the asset and liability method of accounting. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset.

Significant judgment is required in determining the accounting for income taxes. In the ordinary course of business, many transactions and calculations arise where the ultimate tax outcome is uncertain. Our judgments, assumptions and estimates relative to the accounting for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from our assumptions and estimates used when determining the accounting for income taxes. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statement.
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
Subscriptions and support
Subscriptions and support cost of revenue consists of costs directly related to subscription services, including personnel costs related to operating data centers and customer support operations, hosting and data center related costs, third-party software licenses and allocated facilities and overhead costs.
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
Advertising Expense
Advertising costs are expensed as they are incurred. During the years ended December 31, 2021, 2020, and 2019, the Company incurred advertising costs of $4.1 million, $0.8 million, and $0.5 million, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Foreign Currencies
The functional currency of our foreign entities is the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. The gains and losses resulting from such remeasurements are classified within other expense (income) – net in the Company’s consolidated statements of operations and comprehensive income (loss) in the period of occurrence.
The assets and liabilities of our foreign entities are translated into the Company’s reporting currency, US dollars, at exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rates. Adjustments resulting from translating foreign entity’s financial statements into US dollars are included in accumulated other comprehensive income (loss) as a separate component of stockholders’/members’ equity.
Foreign currency exchange gains and losses are recorded within other expense, net. For the year ended December 31, 2021, foreign currency transaction gains were $0.2 million. For the year ended December 31, 2020 and 2019, foreign currency transaction losses were $0.5 million and $0.5 million, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes that are recorded as an element of members’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the US dollar as their functional currency. The Company has disclosed accumulated comprehensive income (loss) as a component of stockholders’/members’ equity.
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

Since we have reported net losses in the periods presented, potential dilutive shares of common stock are not assumed to have been issued as their effect would have been antidilutive. Therefore, diluted net loss per share attributable to PowerSchool Holdings, Inc. is the same as basic net loss per share attributable to PowerSchool Holdings, Inc.

Non-Controlling Interest

The Organizational Transactions described in Note 1 were executed concurrently with the IPO. As such, the net effect of these transactions along with accumulated net parent investment balance as of the IPO date was allocated on a pro rata based on the underlying ownership of shares.

Further, due to the Company’s majority economic interest in Holdings LLC and status as its sole manager, the Company consolidates the financial results of Holdings LLC and reports a non-controlling interest on its consolidated statements of operations and comprehensive income (loss), representing the portion of net income (loss) and comprehensive income (loss) attributable to the holders of the minority interest in Holdings LLC subsequent to the IPO. This non-controlling interest is classified as permanent equity on the Company’s consolidated balance sheets.

3. BUSINESS COMBINATIONS
We completed one acquisition in fiscal year 2020 and two acquisitions in fiscal year 2021. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.

Fiscal 2020 Acquisitions

Hoonuit Holdings, LLC
On October 28, 2020, the Company acquired all of the unit capital of Hoonuit Holdings, LLC (“Hoonuit”), a privately held company operating entirely in the US. Hoonuit is a leading K-12 analytics and data management solution. The purpose of the acquisition is to incorporate Hoonuit’s advanced analytics and data management tools with PowerSchool’s existing suite of education technology solutions.
The total purchase price was $81.1 million, all of which was provided in the form of cash consideration. Transaction costs of $2.4 million were incurred related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.
The Company has accounted for this acquisition as a business combination. The consideration and the acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Consideration	$81,101
Cash	5,227
Accounts receivable	5,737
Prepaid expenses and other assets	643
Property and equipment	300
Intangible assets	26,500
Accounts payable	1,958
Accrued expenses	2,414
Deferred revenue	5,024
Other	8
Non-current tax payable	2,202
Goodwill	$54,300
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
Fiscal 2021 Acquisition

Hobsons, Inc.
On March 3, 2021, the Company acquired all of the equity interests of Hobsons, Inc. (“Hobsons”). Hobsons’ businesses comprised of Naviance and Intersect. Naviance is a college, career, and life readiness solution used by students across U.S. schools for assessing and developing students’ interests and competencies in preparation for life after high school. Intersect is an innovative admissions solution connecting Naviance students to their best-fit higher education opportunities. The purpose of the acquisition was to enhance and expand the PowerSchool product offering.
The total purchase price for Hobsons was $318.9 million, which was paid in cash. Transaction costs of $4.9 million were incurred in the twelve months ended December 31, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.

The Company has accounted for this acquisition as a business combination. The consideration and the acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

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
Kickboard, Inc.

On December 1, 2021, the Company acquired all of the equity interests of Kickboard, Inc. (“Kickboard”). Kickboard is a provider of behavioral and social emotional learning assessments, analytics and classroom solutions software applications for the K-12 education market. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Kickboard was $15.5 million, which was paid in cash. Transaction costs of $1.1 million were incurred in the year ended December 31, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.
The Company has accounted for this acquisition as a business combination. The consideration and the acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Consideration	$15,479
Cash	1,116
Accounts receivable	626
Prepaid expenses and other assets	357
Intangible assets	5,400
Deferred tax asset	1,824
Accounts payable	73
Accrued expenses	96
Deferred revenue	1,244
Goodwill	$7,569

The Company recorded $7.6 million of goodwill arising from the acquisition of Kickboard, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

Neither the Hobsons, Inc. nor the Kickboard, Inc. acquisition had a material impact on the Company’s consolidated financial statements (individually or in the aggregate during the 2021 fiscal period). Therefore, historical results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Year Ended December 31,
	2021	2020	2019

SaaS	$368,105	$258,568	$196,206
Professional services	61,976	49,471	45,559
Software maintenance	109,191	112,285	111,955
License and other	19,326	14,564	11,271
Total revenue	$558,598	$434,888	$364,991
Revenue recognized for the year ended December 31, 2021 and 2020 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

United States	$515,043	$397,456	$332,144
Canada	35,447	31,057	26,781
Other	8,108	6,375	6,066
Total revenue	$558,598	$434,888	$364,991
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	December 31, 2021	December 31, 2020

Balance at beginning of period	$235,190	$198,665
Decrease from revenue recognized	(225,594)	(194,930)
Increase from acquisitions	26,952	5,024
Increase from current year net deferred revenue additions	264,609	226,431
Balance at end of period	$301,157	$235,190
As of December 31, 2021, the Company expects to recognize revenue on approximately 98% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	December 31, 2021	December 31, 2020

Contract costs, current	$4,835	$2,903
Contract costs, noncurrent	18,454	14,548
Total contract costs	$23,289	$17,451
For the years ended, December 31, 2021, 2020, and 2019, amortization expense for contract cost assets was $3.4 million, $2.0 million and $0.8 million, respectively. There was no impairment of contract cost assets during the periods presented.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	December 31, 2021	December 31, 2020

Accounts receivable	$53,367	$55,846
Less allowance	(4,964)	(7,869)
Accounts receivable—net	$48,403	$47,977
The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	December 31, 2021	December 31, 2020

Allowance for doubtful accounts, beginning balance	$7,869	$6,901
Additions to (removals from) allowance for doubtful accounts	(2,857)	1,157
Write-offs of bad debt expense	(48)	(189)
Allowance for doubtful accounts, ending balance	$4,964	$7,869

6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	December 31, 2021	December 31, 2020

Building	$7,519	$7,519
Land	294	294
Computer and software	18,512	16,544
Furniture and fixtures	2,912	2,933
Leasehold improvements	3,963	4,228
Property and equipment	33,200	31,518
Less accumulated depreciation	(17,524)	(14,449)
Property and equipment—net	$15,676	$17,069
Depreciation expense was $6.5 million, $7.3 million, and $7.8 million for the year ended December 31, 2021, 2020, and 2019, respectively.
7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	December 31, 2021	December 31, 2020

Gross capitalized product development costs	$109,290	$71,929
Less accumulated amortization	(28,679)	(13,035)
Capitalized product development costs—net	$80,611	$58,894

Future estimated amortization expense on capitalized product developments projects is expected to be as follows as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$20,818
2023	20,732
2024	17,617
2025	11,075
2026	5,166
Thereafter	5,203
Total	$80,611
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $15.7 million, $9.7 million, and $3.2 million for the year ended December 31, 2021, 2020, and 2019, respectively.

8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2019	$2,161,500
Additions due to acquisitions	54,300
Revision to goodwill balance	(1,895)
Other adjustments[1]	(538)
Balance—December 31, 2020	$2,213,367
Additions due to acquisitions	241,633
Other adjustments[1]	(308)
Balance—December 31, 2021	$2,454,692
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

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	December 31, 2021	Weighted- Average Useful Life	December 31, 2020	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$285,400	8 years	$239,200	8 years
Customer relationships	740,100	14 years	661,900	15 years
Trademarks	52,700	9 years	44,300	9 years
	$1,078,200		$945,400
Accumulated Amortization
Developed technology	$(100,704)		$(67,421)
Customer relationships	(155,012)		(102,408)
Trademarks	(17,575)		(12,112)
	$(273,291)		$(181,941)
Intangible Assets—Net
Developed technology	$184,696		$171,779
Customer relationships	585,088		559,492
Trademarks	35,125		32,188
	$804,909		$763,459
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.

The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of revenue	$33,283	$29,697	$27,000
Selling, general, and administrative expense	58,067	48,966	46,138
Total amortization of acquired intangible assets	$91,350	$78,663	$73,138
The estimated future amortization of intangible assets as of December 31, 2021, is as follows (in thousands):

Year Ending December 31,
2022	$92,649
2023	92,649
2024	92,604
2025	92,469
2026	81,402
Thereafter	353,136
Total	$804,909
10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2021	December 31, 2020

Accrued compensation	$38,492	$29,345
Accrued interest	650	2,779
Accrued taxes	2,131	3,517
Other accrued expenses	29,894	18,057
Total accrued expenses	$71,167	$53,698
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
As of December 31, 2021, the interest rate for Eurocurrency loans under the First Lien is the rate per annum equal to the LIBOR, as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum in the case of Eurocurrency loans with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of December 31, 2021 and December 31, 2020 was 3.10% and 3.40%, respectively.
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
The Second Lien was collateralized by certain assets and property of the Company on a junior basis to the First Lien and the Incremental Facility described below. The outstanding principal balance of the Second Lien was paid off in full using the net proceeds of the IPO and our cash from operations in August 2021. See “Debt Extinguishment” section below.
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
The Incremental Facility was collateralized by certain assets and property of the Company on a pari passu basis with the First Lien. The outstanding principal balance of the Incremental Facility was paid off in full using the net proceeds of the IPO and our cash from operations in August 2021. See “Debt Extinguishment” section below.

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
The Bridge Loan was collateralized by certain assets and property of the Company. The outstanding principal balance of the Bridge Loan was paid off in full using the net proceeds of the IPO and our cash from operations in August 2021. See “Debt Extinguishment” section below.
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
Under the amended terms of the Revolving Credit Agreement, the Company was permitted to borrow up to $289.0 million as of December 31, 2021 and $180.0 million as of December 31, 2020, respectively. Issuance costs paid through December 31, 2021 (including those issued in connection with the increase in the borrowing capacity and the extension of the maturity date) were $3.4 million. The interest rate is the rate per annum equal to the LIBOR, as administered by the ICE for deposits in dollars plus the applicable margin. The applicable margin is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio.
During the year ended December 31, 2021, the Company repaid $95.0 million on the Revolving Credit Agreement and there was no outstanding balance on the revolving credit facility as of December 31, 2021. The outstanding balance of the revolving credit facility was $40.0 million as of December 31, 2020. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum, payable quarterly in arrears.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of December 31, 2020 and December 31, 2021, the Company’s outstanding balances of the revolving credit facility were less than 35% of the borrowing capacity.
Debt extinguishment
Using the net proceeds of the IPO and our cash from operations, in August 2021 we repaid (i) in full the $320.0 million outstanding principal on our Bridge Loan, (ii) the full $365.0 million outstanding principal on our Second Lien and (iii) the full $69.1 million outstanding principal of our Incremental Facility. Upon repayment of the loans, we recognized a loss on the loan extinguishment of $12.9 million resulting from the write-off of the related unamortized issuance costs and discounts.
The following table presents the outstanding long-term debt (in thousands):

	December 31, 2021	December 31, 2020

Total outstanding principal—First Lien	$751,750	$759,500
Total outstanding principal—Incremental Facility	—	69,475
Total outstanding principal—Second Lien	—	365,000
Total outstanding principal	751,750	1,193,975
Less current portion of long-term debt	(7,750)	(8,450)
Less unamortized debt discount	(992)	(4,941)
Less unamortized debt issuance costs	(9,583)	(20,258)
Total long-term debt—net	$733,425	$1,160,326

Maturities on long-term debt outstanding as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$7,750
2023	7,750
2024	7,750
2025	728,500
2026	—
Total	$751,750
12. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. The Company’s gross amount of assets recorded and future minimum lease payments due under capital leases was not material for any of the periods presented. Rent expense was $8.2 million, $8.0 million, and $5.9 million for the year ended December 31, 2021, 2020, and 2019, respectively.
Future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$8,683
2023	4,131
2024	2,651
2025	1,373
2026	410
Total	$17,248
Other Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2021, the remaining aggregate minimum purchase commitment under these arrangements was approximately $60.5 million through 2026.

As of December 31, 2021, our future non-cancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows (in thousands):

Year Ending December 31,
2022	$35,851
2023	17,805
2024	5,859
2025	682
2026	272
Total	$60,469

Sale-leaseback Transactions
In October 2019, the Company entered into a sale-leaseback arrangement for one of its facilities, under which the Company sold the property at below-market value, and subsequently leased back the property at a below-market rent. Due to the existence of a prohibited form of continuing involvement, this transaction did not qualify for sale-leaseback accounting and as a result has been accounted for as a financing transaction under lease accounting standards. Under the financing method, until the related lease is terminated, the assets will remain on its balance sheets, and proceeds received from the sale are reported as financing obligations. As of December 31, 2021 and December 31, 2020, the balance of the remaining financing obligations was $4.5 million. At the end of the leaseback period, or when continuing involvement under the leaseback agreement ends, this transaction will be reported as a noncash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $1.2 million and $1.5 million as of December 31, 2021 and December 31, 2020, respectively.
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

Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest holders in the period from the IPO to December 31, 2021 was 20.2%.

14. SHARE-BASED COMPENSATION

Prior to the IPO, Holdings LLC had historically maintained equity incentive plans for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Company’s 2021 Omnibus Incentive Plan (“2021 Plan”), approved on July 27, 2021 in connection with the IPO.
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
MIU activity for the years ended December 31, 2020 and 2019 through the consummation of the IPO on July 30, 2021 is as follows:

	Number of Underlying Units	Weighted-Average Grant-Date Fair Value
Outstanding—January 1, 2019	28,997,666	$1.27
Units granted	2,210,831	$1.36
Units canceled	(2,306,110)	$1.27
Outstanding—December 31, 2019	28,902,387	$1.28
Units granted	2,402,027	$0.92
Units canceled	(3,161,164)	$1.27
Outstanding—December 31, 2020	28,143,250	$1.25
Units canceled	(166,430)	$1.28
Outstanding—IPO (July 30, 2021)	27,976,820	$1.26
Vested—December 31, 2020	9,069,112	$1.28
Vested—IPO (July 30, 2021)	10,830,525	$1.26
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
Long-Term Incentive Plan (“LTIP”)
Holdings LLC provided for an LTIP that granted incentives to key members of management. The incentives were payable in cash and vested only when a certain qualified liquidity event has occurred and a certain equity return multiple has been met, subject to the employee’s continuous employment from the time of granting to the time of vesting. No compensation expense was recorded related to the LTIP for the period prior to the IPO as the performance based vesting provisions were not probable at any time during the period. The aggregate intrinsic value of the outstanding LTIP as of December 31, 2020 and 2019 was $10.7 million and $0.7 million, respectively.
On September 28, 2021, the LTIP holders’ rights to cash payments were cancelled and exchanged for RSUs (see below for additional details).
Modifications of pre-IPO incentive plans
MIUs
In connection with the Organizational Transactions described in Note 1, vested and unvested time-based MIUs in Holdings LLC were canceled in exchange for 1,208,770 shares of unrestricted shares of Class A common stock and 657,661 restricted shares (RSAs) of Class A common stock in the Company, respectively. The unvested restricted shares, which are classified as equity awards, are subject to the same time-based vesting schedule as the original time-based vesting MIUs. The cancellation and exchange did not result in the recognition of incremental share-based compensation expense.
Additionally, the vesting conditions of existing performance-based vesting MIUs were modified to vest when either (i) a certain equity return multiple is achieved after Vista Equity Partners or Onex beneficially own less than 25% ownership, or (ii) if not vested prior thereto, on the 2-year anniversary of the IPO date of July 30, 2021 if a certain specified total equity return multiple is achieved based on the Company’s market capitalization. The modification resulted in the recognition of incremental share-based compensation expense of $6.3 million as the awards became probable of vesting upon modification during the year ended December 31, 2021.
LTIP
On September 28, 2021, the LTIP holders were granted a total of 528,618 RSUs in exchange for the cancellation of their rights to the cash payments under the pre-IPO LTIP. The RSUs vest over a two year service period starting July 30, 2021. There was no incremental share-based compensation expense from the modification of the LTIP. Additionally, the share-based compensation expense recognized for the RSUs granted in exchange for the original LTIP rights was immaterial for the year ended December 31, 2021.

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

RSU and RSA activity for the period subsequent to the IPO through December 31, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—IPO (July 30, 2021)	—	—	—	—
Granted	6,520,365	$24.66	657,661	$9.44
Vested	—	$—	(218,798)	$9.20
Canceled	(251,288)	$18.83	—	—
Balance—December 31, 2021	6,269,077	$24.89	438,863	$9.56
The following table presents the classification of share-based compensation in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year-ended December 31, 2020
	2021	2020	2019
Cost of revenue
Subscriptions and support	$1,634	$66	$67
Service	1,922	293	285
Research and development	5,198	969	1,009
Selling, general, and administrative	16,371	4,264	4,471
Total share-based compensation	$25,125	$5,592	$5,832
As of December 31, 2021, the total future compensation cost related to unvested share awards is $147.8 million, which is expected to be recognized over a weighted-average period of 3.4 years.

15. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS based on net income (loss) attributable to PowerSchool Holdings, Inc., divided by the basic weighted average number of Class A common stock outstanding. Diluted EPS of Class A common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

The Company excluded the shares of Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have any rights to receive dividends or distributions upon the liquidation or winding up of the Company. Accordingly, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net Loss	$(43,065)	$—	$—
Less: net loss attributable to the noncontrolling interest	(9,296)	—	—
Net Loss attributable to PowerSchool Holdings, Inc.	(33,769)	—	—
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	157,576,056	—	—
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.21)	$—	$—

In addition, the following securities were not included in the computation of diluted shares outstanding for the year ended December 31, 2021 because they were antidilutive, but could potentially dilute earnings(loss) per share in the future:

	Year Ended December 31,
	2021	2020	2019
Unvested Restricted Shares and RSUs	6,707,759	—	—
LLC Units	39,928,472	—	—
Total excluded from diluted EPS calculation	46,636,231	—	—

16. INCOME TAXES

The components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(74,863)	$(54,610)	$(100,544)
Foreign	9,383	8,001	7,163
Income (loss) before provision for income taxes	$(65,480)	$(46,609)	$(93,381)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	490	89	13
Foreign	2,142	1,844	2,538
Total current tax	2,632	1,933	2,551

	Year Ended December 31,
	2021	2020	2019
Deferred:
Federal	(21,341)	(1,062)	(4,569)
State	(2,248)	(324)	—
Foreign	(1,458)	(508)	(634)
Total deferred tax	(25,047)	(1,894)	(5,203)
Total provision for income taxes	$(22,415)	$39	$(2,652)

A reconciliation of the income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S federal statutory rate	21.0%	21.0%	21.0%
Earnings not subject to tax	(1.6)	(5.8)	(0.2)
State tax expense, net of federal benefit	2.8	(1.0)	(0.4)
International tax holiday	1.9	—	—
Foreign earnings taxed at different rate	(1.7)	0.7	(16.9)
Share-based compensation	(3.1)	—	—
Other items	(2.4)	—	—
Change in valuation allowance	17.3	(15.0)	(0.6)
Effective tax rate	34.2%	(0.1)%	2.8%

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set forth below (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$—	$295
Depreciation and amortization	—	11
Charitable contribution	—	20
Net operating loss and credit carryforwards	106,288	43,132
Tax credits	—	428
Interest expense	19,175	11,118
Share-based compensation	1,974	—
Other	17	—
Total gross deferred tax assets	127,454	55,004
Less valuation allowance	(466)	(17,733)
Total net deferred tax assets	126,988	37,271
Deferred tax liabilities:
Investment in partnership	(417,812)	—
Goodwill	—	(3,318)
Depreciation and amortization	(4,688)	(40,436)
Other	(447)	—
Total gross deferred tax liabilities	(422,947)	(43,754)
Net deferred tax liability	$(295,959)	$(6,483)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company has significant deferred tax liabilities, which are considered as a source of income to realize a majority of the deferred tax assets. Management has also considered the cumulative loss incurred by Holdings LLC over the three-year period ended December 31, 2021. However, the negative evidence of cumulative losses is offset by the objectively-verifiable source of future taxable income represented by the deferred tax liabilities.

As of December 31, 2021, the Company has $410 million of federal and state net operating loss carryforwards, which are expected to expire on various dates. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2041. The federal net operating loss carryforwards generated in tax years after 2018 have an unlimited carryforward period, while those generated in earlier tax years have a twenty year carryforward, with expirations beginning in 2036.

The Company is subject to income tax in Canada, India and in the United States. The 2018 through 2020 tax years are open to examination by the taxing jurisdictions in which the company is subject to income taxes. In addition, certain acquired loss, credit, and basis carryforwards are open to examination by the taxing authorities beginning in 2001.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2021	2020
Gross unrecognized income tax benefits - beginning balance	1,403	—
Increase related to tax positions taken during the current year	323	—
Increase related to the Organizational Transactions	5,502	—
Gross increases related to acquired positions	—	1,403
Gross unrecognized income tax benefits - ending balance	7,228	1,403

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $7.2 million and $1.4 million, respectively, which would affect the effective tax rate if recognized. The unrecognized tax benefits acquired in 2021 are related to tax attributes acquired from the Organizational Transactions. The Company recognizes interest and penalties related to its unrecognized tax benefits within its provision for income taxes. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits are not material to the consolidated financial statements. The Company does not expect any changes to the unrecognized tax benefits in the next 12 months.

The Company considers the excess of the amount for financial reporting over the tax basis of the investment in its foreign subsidiary to be indefinitely reinvested outside the United States. At this time, the determination of unrecognized deferred tax liability for this amount is not practicable.

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

As a result of the Organizational Transactions and IPO, we recorded a liability under the Tax Receivable Agreement of $404.4 million.

17. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were $0.5 million, $0.7 million, and $1.1 million for the year ended December 31, 2021, 2020, and 2019, respectively. Following the IPO, we may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were less than $0.1 million, $0.1 million, and $0.2 million for the year ended December 31, 2021, 2020, and 2019, respectively. We will terminate these management arrangements following the completion of the IPO. Total aggregate amounts due to Vista and Onex entities were less than $0.1 million as of December 31, 2021 and December 31, 2020.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $2.9 million, $2.8 million, and $1.7 million for all other services purchased from entities with common ownership for the year ended December 31, 2021, 2020, and 2019, respectively. Substantially all of the expenses related to the Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were $0.1 million and $1.2 million as of December 31, 2021 and December 31, 2020, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the first 12-month period was $32.4 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $8.0 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the year ended December 31, 2021.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company will provide certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoices EAB on a monthly basis for these agreed upon services. Additionally, the Company may cross charge EAB for direct expenses incurred by us on EAB’s behalf and collect cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. As of December 31, 2021, the Company had a net amount receivable of $0.7 million. This amount was recorded in prepaid expenses and other current assets in the consolidated balance sheet.
On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Use and Access Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense which is being amortized monthly over the term of the agreement in selling, general and administrative expense line item on our consolidated statement of operations. The Company recognized rent expense in the amount of $0.8 million for the year ended December 31, 2021 related to the upfront fee.
18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the year ended December 31, 2021, 2020, and 2019, of $8.8 million, $7.3 million, and $5.7 million respectively.
19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through March 24, 2022, the date at which the consolidated financial statements were available to be issued.

In January 2022, the Company entered into a definitive agreement to acquire all of the voting shares of Kinvolved, Inc., a leading provider of K-12 communications, attendance and engagement solutions software, for cash consideration of approximately $15.5 million, with additional potential cash consideration of up to $8.0 million based on the achievement of certain performance conditions. The acquisition closed on February 1, 2022 and we are in the process of completing the purchase price allocation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information
Not Applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2022 Proxy Statement (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of stockholders.

Code of Ethics

We adopted a Code of Ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our Code of Ethics is available on our website at investors.powerschool.com under “Governance Documents.” We intend to disclose any amendments to our Code of Ethics, or any waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.
Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:
1.Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Statements” under Part II,
Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.Exhibits

The following documents are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

Exhibit Index

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

4.1	Description of the Company’s Registered Securities.
4.2
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

10.5
First Lien Credit Agreement, dated August 1, 2018, by and among Severin Acquisition, LLC, certain of its subsidiaries, various Lenders party thereto, Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.6
Incremental Amendment No. 1 to the First Lien Credit Agreement, dated November 22, 2019, by and among Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.7
Incremental Amendment Number 2 to the First Lien Credit Agreement, dated November 25, 2020, by and among Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.6.2 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.8
Incremental Amendment Number 3 to the First Lien Credit Agreement, dated March 30, 2021, by and among Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.6.3 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.9
Lease Agreement, dated as of October 8, 2015, between Parkshore Partners, LLC and PowerSchool Group LLC, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.10+
Form of Director and Officer Indemnification Agreement, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.5 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-1 filed on April 6, 2021)

10.11+	PowerSchool Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-8 filed on April 6, 2021).
10.12+	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.13+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.14+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.15+
Letter Agreement, dated as of August 1, 2018, between PowerSchool Group LLC and Hardeep Gulati (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.16+
Letter Agreement, dated as of March 18, 2020, between PowerSchool Group LLC and Eric Shander (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.17+
Letter Agreement, dated as of March 1, 2016, between PowerSchool Group LLC and Marcy Daniel (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.18+
Letter Agreement, dated as of November 8, 2015, between PowerSchool Group LLC and Maulik Datanwala (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.19+
Letter Agreement, dated as of December 8, 2017, between PowerSchool Group LLC and Devendra Singh (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.20+
Letter Agreement, dated as of July 8, 2019, between PowerSchool Group LLC and Craig R. Greenseid (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.21+
Letter Agreement, dated as of May 11, 2017, between PowerSchool Group LLC and Anthony Miller (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

21.1	List of subsidiaries of PowerSchool Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm, as to PowerSchool Holdings, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or agreement.
*The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the SEC.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSchool Holdings, Inc.

Date: March 24, 2022	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: March 24, 2022	By:	/s/ Hardeep Gulati
	Name:	Hardeep Gulati
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 24, 2022	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 24, 2022	By:	/s/ Angelina Hendraka
	Name:	Angelina Hendraka
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: March 24, 2022	By:	/s/ David Armstrong
	Name:	David Armstrong
	Title:	Director

Date: March 24, 2022	By:	/s/ Barbara Byrne
	Name:	Barbara Byrne
	Title:	Director

Date: March 24, 2022	By:	/s/ Judy Cotte
	Name:	Judy Cotte
	Title:	Director

Date: March 24, 2022	By:	/s/ Laurence Goldberg
	Name:	Laurence Goldberg
	Title:	Director, Co-Chair of the Board

Date: March 24, 2022	By:	/s/ Betty Hung
	Name:	Betty Hung
	Title:	Director

Date: March 24, 2022	By:	/s/ Ronald D. McCray
	Name:	Ronald D. McCray
	Title:	Director

Date: March 24, 2022	By:	/s/ Amy McIntosh
	Name:	Amy McIntosh
	Title:	Director

Date: March 24, 2022	By:	/s/ Gwen Reinke
	Name:	Gwen Reinke
	Title:	Director

Date: March 24, 2022	By:	/s/ Maneet S. Saroya
	Name:	Maneet S. Saroya
	Title:	Director, Co-Chair of the Board