Form 10-Q
period 2022-03-31
POWERSCHOOL HOLDINGS, INC.
filed 2022-05-05
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☒

The registrant had 198,413,787 shares of common stock outstanding as of April 30, 2022.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of March 31, 2022	As of December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$23,585	$86,479
Accounts receivable—net of allowance of $3,798 and $4,964 respectively	45,007	48,403
Prepaid expenses and other current assets	42,196	38,423
Total current assets	110,788	173,305
Property and equipment - net	9,005	15,676
Operating lease right-of-use assets	14,411	—
Capitalized product development costs - net	85,052	80,611
Goodwill	2,473,591	2,454,692
Intangible assets - net	786,061	804,909
Other assets	28,790	27,489
Total assets	$3,507,698	$3,556,682
Liabilities and Stockholders'/Members’ Equity
Current Liabilities:
Accounts payable	$5,453	$12,449
Accrued expenses	66,782	71,167
Operating lease liabilities, current	8,212	—
Deferred revenue, current	222,150	294,276
Revolving credit facility	30,000	—
Current portion of long-term debt	7,750	7,750
Total current liabilities	340,347	385,642
Noncurrent Liabilities:
Other liabilities	2,339	7,423
Operating lease liabilities—net of current	6,805	—
Deferred taxes	300,644	295,959
Tax Receivable Agreement liability	400,022	404,394
Deferred revenue—net of current	6,268	6,881
Long-term debt, net	732,215	733,425
Total liabilities	1,788,640	1,833,724
Commitments and contingencies (Note 12)
Stockholders'/Members’ Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 158,150,945 shares issued and outstanding as of March 31, 2022. 158,034,497 shares issued and outstanding as of December 31, 2021	16	16

Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,928,472 shares issued and outstanding as of March 31, 2022. 39,928,472 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	1,410,069	1,399,967
Accumulated other comprehensive loss	(685)	(216)
Accumulated deficit	(178,576)	(165,026)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,230,828	1,234,745
Non-controlling interest	488,230	488,213
Total stockholders'/members’ equity	1,719,058	1,722,958
Total liabilities and stockholders'/members' equity	$3,507,698	$3,556,682
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands except for per-share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscriptions and support	$129,765	$103,092
Service	16,063	12,953
License and other	3,764	2,103
Total revenue	149,592	118,148
Cost of revenue:
Subscriptions and support	38,034	29,032
Service	14,996	10,695
License and other	986	398
Depreciation and amortization	13,961	11,756
Total cost of revenue	67,977	51,881
Gross profit	81,615	66,267
Operating expenses:
Research and development	26,618	18,545
Selling, general, and administrative	40,102	25,329
Acquisition costs	1,575	5,603
Depreciation and amortization	15,958	14,559
Total operating expenses	84,253	64,036
Income (loss) from operations	(2,638)	2,231
Interest expense—Net	7,022	17,262
Other income (expenses)—Net	(78)	145
Loss before income taxes	(9,582)	(15,176)
Income tax expense (benefit)	4,538	(15,659)
Net income (loss)	(14,120)	483
Less: Net loss attributable to non-controlling interest	(2,007)	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(12,113)	483
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.08)	$—
Weighted average shares of Class A common stock outstanding - basic and diluted	158,112,296	—

Other comprehensive income —Foreign currency translation	209	153
Total other comprehensive income	209	153
Less: comprehensive income attributable to non-controlling interest	$42	$—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	$(11,946)	$636

See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2021	$—	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	12,209	—	—	—	12,209
Foreign currency translation	—	—	—	—	—	—	(469)	—	—	(469)
Allocation of equity to noncontrolling interests	—	—	—	—	—	(2,024)	—	—	2,024	—
Deferred offering costs	—	—	—	—	—	(295)	—	—	—	(295)
Adjustments to deferred taxes	—	—	—	—	—	212	—	—	—	212
Cumulative effect adjustment upon adoption of ASC 842 (note 2)	—	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	—	(12,113)	(2,007)	(14,120)
Balance—March 31, 2022	$—	158,150	$16	39,928	$4	$1,410,069	$(685)	$(178,576)	$488,230	$1,719,058

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Repurchase of management incentive units	(448)	—	—	—	—	—	—	2	—	(446)
Management incentive unit-based compensation	1,364	—	—	—	—	—	—	—	—	1,364
Foreign currency translation	—	—	—	—	—	—	153	—	—	153
Net loss	—	—	—	—	—	—	—	483	—	483
Balance—March 31, 2021	$1,856,646	—	$—	—	$—	$—	$594	$(177,813)	$—	$1,679,427

See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(14,120)	$483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,935	26,315
Share-based compensation	11,550	1,364
Other	2,478	2,250
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	4,775	14,963
Prepaid expenses and other current assets	(4,686)	(4,513)
Other assets	(1,450)	(2,116)
Accounts payable	(6,423)	(2,786)
Accrued expenses	(10,911)	(9,335)
Other liabilities	(6,566)	—
Deferred taxes	4,894	(16,220)
Deferred revenue	(74,019)	(61,469)
Net cash used in operating activities	(64,543)	(51,064)
Cash flows from investing activities:
Purchases of property and equipment	(1,761)	(734)
Proceeds from sale of property and equipment	—	13
Investment in capitalized product development costs	(8,920)	(8,565)
Acquisitions—net of cash acquired	(15,530)	(318,858)
Net cash used in investing activities	(26,211)	(328,144)
Cash flows from financing activities:
Proceeds from Revolving Credit Agreement	30,000	45,000
Proceeds from Bridge Loan	—	315,200

	Three Months Ended March 31,
	2022	2021
Repayment of Incremental Facility	—	(175)
Repayment of First Lien Debt	(1,938)	(1,938)
Payments for repurchase of management incentive units	—	(448)
Payments of deferred offering costs	(295)	(1,387)
Payment of debt issuance costs	—	(500)
Repayment of capital leases	—	(45)
Net cash provided by financing activities	27,767	355,707
Effect of foreign exchange rate changes on cash	92	367
Net decrease in cash, cash equivalents, and restricted cash	(62,895)	(23,134)
Cash, cash equivalents, and restricted cash—Beginning of period	86,991	53,246
Cash, cash equivalents, and restricted cash—End of period	$24,096	$30,112
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,183	$14,188
Cash paid for income taxes	715	779
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$67	$208
Capitalized interest related to investment in capitalized product development costs	61	69
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$23,585	$29,600
Restricted cash, included in other current assets	511	512
Total cash, cash equivalents, and restricted cash	$24,096	$30,112
See notes to condensed consolidated financial statements.

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

Initial Public Offering and Organizational Transactions

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

In connection with the consummation of the IPO, the Company consummated the following transactions (the “Organizational Transactions”):

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

•The Company engaged in a series of transactions that resulted in holders of time-based management incentive units (“MIUs”) in Topco LLC receiving, in the aggregate, (i) 1,208,770 shares of unrestricted Class A common stock and (ii) 657,661 restricted shares of Class A common stock in exchange for vested and unvested time-based MIUs, respectively. The restricted shares are subject to the same time-based vesting schedule as prior to the exchange. The existing performance-based MIUs were exchanged for LLC Units. In connection with the Organizational Transactions, the vesting conditions on these MIUs were modified as described in Note 15.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the interim condensed consolidated statements of operations and comprehensive income (loss), stockholders’/members’ equity and cash flows for the three months ended March 31, 2022 and 2021, and the notes to such interim condensed consolidated financial statements are unaudited.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. These adjustments consist of normal and recurring items. The results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes.
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
The estimates the Company evaluates include, but are not limited to:
•the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets, goodwill and liabilities associated with deferred revenue and deferred taxes;

•the average period of benefit related to contract cost assets;
•the allowance for doubtful accounts;
•the fair value of certain stock awards issued;
•the useful lives and recoverability of long-lived assets, including capitalized product development costs;
•the recognition, measurement and valuation of deferred income taxes; and
•the incremental borrowing rate (“IBR”) to measure the present value of operating lease right-of-use (“ROU”) assets and liabilities.
Actual results could differ from those estimates under different assumptions or conditions including, but not limited to, the continued uncertainty surrounding the rapidly changing market and economic conditions due to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company beginning on January 1, 2023. Early adoption is permitted after for periods beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.
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
Accounting Pronouncements Recently Adopted
On January 1, 2022, we adopted ASU No. 2016-02, Leases (Topic 842). The ASU requires an entity to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company elected the optional transition approach to not apply Topic 842 in the comparative periods presented. Further, the Company made the following elections:
•Not to reassess whether existing contracts contain leases, the lease classification for existing leases and whether existing initial direct costs meet the new definition under the available practical expedients allowed by Topic 842.

•Not to separate non-lease components from lease components, therefore, it accounts for lease and non-lease components as a single lease component.
•The short-term lease recognition exemption for all qualifying leases.
The adoption of this standard resulted in the recognition of total ROU assets of $15.8 million, total lease liabilities of $17.8 million, and a decrease to accumulated deficit of $1.4 million as of the adoption date. The adoption of Topic 842 did not have a material impact to the consolidated statements of operations or statements of cash flows.
On January 1, 2022, we adopted ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. This accounting pronouncement was applied to the contract assets and liabilities assumed from our acquisition of Kinvolved, Inc. (“Kinvolved”).
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
The following describes the nature of the Company’s primary types of revenue and related revenue recognition policies:
SaaS Offerings
The Company offers SaaS-based solutions to customers that purchase remote access to its software and its functionality. For the Company’s SaaS offerings, the nature of its promise to the customer is to provide continuous access to its application platforms. Accordingly, the Company’s SaaS offerings are generally viewed as stand-ready performance obligations comprised of a series of distinct daily services. The Company typically satisfies its SaaS performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because its efforts are expended evenly throughout the period and customers benefit consistently throughout the contract term. As such, for fixed-fee contracts, revenue is recognized ratably over the contract period and classified as Subscriptions and Support revenue in the consolidated statements of operations and comprehensive income (loss).
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
Professional services are typically considered distinct performance obligations. The Company’s professional services that are billed on a fixed fee basis are typically satisfied as services are rendered, and the Company generally uses efforts expended (labor hours) to measure progress toward completion as this is considered a faithful representation of the transfer of control of the services given the nature of the performance obligation. For professional services that are billed on a time and materials basis, the Company applies the ‘as-invoiced’ practical expedient. Accordingly, revenue is generally recognized based on the amount that the Company has a right to invoice, as this amount corresponds directly with the value to the customer of the Company’s performance completed to date and is classified as Service revenue in the consolidated statements of operations and comprehensive income (loss).
Software License
The Company licenses software that is distinct and has significant stand-alone functionality (i.e., functional IP). Revenue attributable to such arrangements is typically recognized at the point in time when the customer is able to use and benefit from the software, which is generally upon delivery to the customer or upon the commencement of the renewal term. Software license revenue is classified as License and Other revenue in the consolidated statements of operations and comprehensive income (loss).
Software Maintenance
Software maintenance is comprised of stand-ready services including technical support services and unspecified software updates and upgrades, which are provided on a when-and-if-available basis. Software maintenance is transferred evenly using a time-elapsed output method over the contract term given it is a stand-ready obligation and there is no discernible pattern of performance. Software maintenance revenue is generally based on fixed fees. Payments are typically required annually in advance of the Company’s performance of the relevant services and recognized as revenue ratably over the maintenance term. This revenue is classified as Subscriptions and Support revenue in the consolidated statements of operations and comprehensive income (loss).
Reseller Arrangements
The Company has reseller arrangements with several third-party partners. For certain reseller arrangements, the Company does not control the products or services prior to when they are transferred to the customer. Revenue from these arrangements is recorded on a net basis. Reseller revenue is recognized at a point in time when the products or services are resold to the end customer as there are no outstanding performance obligations under these arrangements after the resale. The revenue for these arrangements is classified as License and Other revenue in the consolidated statements of operations and comprehensive income (loss).
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
Contract Acquisition Costs
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
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days for net new contracts. For renewal invoices, the due date is generally the start date of the renewal. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component.
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
The Company does not have any assets or liabilities that are required to be recorded at fair value on a recurring basis using values determined by Level 2 or Level 3 inputs, with the exception of the contingent consideration liability related to the acquisition of Kinvolved. The fair value of the contingent consideration liability related to the acquisition of Kinvolved is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. The fair value of the contingent consideration was $7.2 million as of March 31, 2022. The recorded amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other liabilities approximate the fair values principally because of their short-term nature. Short-term and long-term debt are reported at amortized costs in the Company’s consolidated balance sheets. The remaining financial instruments are reported in the Company’s consolidated balance sheets at amounts that approximate current fair values.

Concentration of Credit Risk
The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of March 31, 2022 and December 31, 2021, substantially all the Company’s cash has been deposited in low-interest-bearing accounts.
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits at certain financial institutions. We have deposits only with financial institutions believed to have high-quality credit.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, historical payments, and current economic trends. The Company had no customers who accounted for more than 10% of accounts receivable as of March 31, 2022 and December 31, 2021. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
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
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether it controls the use of the identified asset throughout the period of use. At lease commencement date, the Company determines lease classification between finance and operating and recognizes an ROU asset and corresponding lease liability. An ROU asset represents our right to use an underlying asset and a lease liability represents our obligation to make payments during the lease term.

The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is the Company’s incremental borrowing rate (“IBR”) because the interest rate implicit in the Company’s leases is not readily determinable. The Company estimates its

IBR based on the information available at lease commencement date for borrowings with a similar term. The ROU asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors and lease incentives. The operating lease ROU assets and liabilities recognized at January 1, 2022, the adoption date, were based on the present value of lease payments over the remaining lease term as of that date, using the IBR as of that date.

The Company elected the practical expedients to not recognize ROU assets and liabilities for leases with a term of less than twelve months and to not separate nonlease components from the associated lease components. The total consideration includes fixed payments and contractual escalation provisions. The Company is responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. Some leases include options to renew or terminate. The Company includes the option to renew or terminate in its determination of the lease term when the option is deemed to be reasonably assured to be exercised. The Company accounts for changes in the expected lease term as a modification of the original contract.

Operating leases are classified in "Operating lease right-of-use assets", "Operating lease liabilities, current", and "Operating lease liabilities—net of current" on our condensed consolidated balance sheets.
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
Capitalized Cloud Computing Arrangement Implementation Costs
The Company capitalizes certain qualifying costs to implement cloud computing hosting arrangements that are service contracts. Such qualifying costs include direct costs for third-party consulting services, and do not include software maintenance and training costs, which are expensed as incurred. Capitalization of these costs ceases once the software of the hosting arrangement is ready for its intended use. Capitalized costs, net of accumulated amortization, are included in prepaid expenses and non-current assets on the Company’s consolidated balance sheets and amortized using the straight-line method over the expected term of the associated arrangement, including periods that are reasonably expected to be renewed. The amount capitalized is included as a component of net cash used in operating activities in the statements of cash flows.
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
Goodwill is assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business; and (c) significant negative industry or economic trends.

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
Debt Issuance Costs and Debt Discount
The Company records debt issuance costs as a reduction to the carrying value of the related debt and such amounts are being amortized over the term of the related debt using the straight-line method of amortization, which approximates the effective interest method. Amortization of debt issuance costs are included in interest expense - net on the consolidated statements of operations and comprehensive income (loss).
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
There were no deferred offering costs included in other assets as of March 31, 2022 and December 31, 2021 as the accumulated deferred offering costs of $11.8 million were reclassified to additional paid-in capital upon consummation of the IPO in the third quarter of the fiscal year ended December 31, 2021. Additional deferred offering costs of $0.3 million were incurred and included in additional paid-in capital as of the three months ended March 31, 2022.
Business Combinations

The Company accounts for acquisitions under the purchase method of accounting in accordance with ASC 805, Business Combinations. The consolidated statements of operations and comprehensive income (loss) include the results of operations of the acquirees since the date of acquisition. The net assets of the acquisition with the exception of contract assets and contract liabilities (i.e., deferred revenue) were recorded at their estimated fair values as of the acquisition date. Contract assets and contract liabilities acquired in a business combination are recognized and measured on the acquisition date in accordance with ASC 606 (as defined above), as if the Company had originated the contracts.

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
For service based awards, compensation expense is recognized on a straight-line basis over the respective requisite service periods of the awards. For performance-based awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized over the respective requisite service period of the award when achievement of the performance condition is considered probable. Share-based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss) based on the function of the employees receiving awards. Any forfeitures are accounted for as they occur.
Income Taxes
As a result of the Organizational Transactions and the IPO, the Company holds an economic interest in Holdings LLC and consolidates its financial position and results. The remaining ownership of Holdings LLC not held by the Company is considered a noncontrolling interest. Holdings LLC is treated as a partnership for income tax reporting purposes. Its members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdings LLC’s taxable income. In addition, the Company is subject to U.S. federal, state, local, and foreign income taxes on the taxable income or loss of certain operating subsidiaries of Holdings LLC that are taxed at the entity level.
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
The Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the Tax Receivable Agreement liability between reporting periods are recognized in the statement of operations. See Note 17, Income Taxes, for additional information on the Tax Receivable Agreement.
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
Advertising Expense
Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $1.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
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

The assets and liabilities of our foreign entities are translated into the Company’s reporting currency, U.S. dollars, at exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rates. Adjustments resulting from translating foreign entity’s financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.
Foreign currency exchange gains and losses are recorded within other expense, net. For the three months ended March 31, 2022, foreign currency transaction gains were $0.1 million. For the three months ended March 31, 2021, foreign currency transaction losses were $0.4 million.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes that are recorded as an element of stockholders’/members’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. The Company has disclosed accumulated comprehensive income (loss) as a component of stockholders’/members’ equity.
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

Non-Controlling Interest

The Organizational Transactions described in Note 1 were executed concurrently with the IPO. As such, the net effect of these transactions along with accumulated net parent investment balance as of the IPO date was allocated pro rata based on the underlying ownership of shares.

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

3. BUSINESS COMBINATIONS
We completed two acquisitions in fiscal year 2021 and one acquisition during the three months ended March 31, 2022. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.
Fiscal 2021 Acquisitions
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
The total purchase price for Hobsons was $318.9 million, which was paid in cash. Transaction costs of $4.9 million were incurred in the year ended December 31, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive income (loss).

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

The total purchase price for Kickboard was $15.5 million, which was paid in cash. Transaction costs of $1.1 million were incurred in the year ended December 31, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive income (loss).
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

Neither the Hobsons nor the Kickboard acquisition had a material impact on the Company’s consolidated financial statements (individually or in the aggregate during the 2021 fiscal period). Therefore, historical results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Fiscal 2022 Acquisition

Kinvolved, Inc.

On February 1, 2022, the Company acquired all of the equity interests of Kinvolved. Kinvolved is a leading provider of K-12 communications, attendance and engagement solutions software. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Kinvolved was $23.3 million, which included $16.2 million of cash and additional contingent cash consideration of up to $8.0 million based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $7.1 million. Transaction costs of $1.2 million were incurred in the three months ended March 31, 2021 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive income (loss).

The Company has accounted for this acquisition as a business combination. The consideration and the acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Consideration
Cash consideration	$16,229
Contingent consideration	7,054
Total consideration	23,283
Net assets
Cash	966
Accounts receivable	486
Prepaid expenses and other assets	81
Deferred tax liabilities, net	3
Accounts payable	35
Accrued expenses	64
Deferred revenue	1,280
Total net assets	151
Intangible assets	4,500
Goodwill	$18,632
The Company recorded $18.6 million of goodwill arising from the acquisition of Kinvolved, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.
4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended March 31,
	2022	2021

SaaS	$102,664	$75,830
Professional services	16,063	12,953
Software maintenance	27,101	27,262
License and other	3,764	2,103
Total revenue	$149,592	$118,148
Revenue recognized for the three month periods ended March 31, 2022 and 2021 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

United States	$138,462	$107,751
Canada	8,744	8,276
Other	2,386	2,121
Total revenue	$149,592	$118,148

Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	March 31, 2022	December 31, 2021

Balance at beginning of period	$301,157	$235,190
Decrease from revenue recognized	(100,287)	(225,594)
Increase from acquisitions	807	26,952
Increase from current period net deferred revenue additions	26,741	264,609
Balance at end of period	$228,418	$301,157
As of March 31, 2022, the Company expects to recognize revenue on approximately 97% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021

Contract costs, current	$5,030	$4,835
Contract costs, noncurrent	19,576	18,454
Total contract costs	$24,606	$23,289
Amortization expense for contract cost assets was $1.0 million for the three months ended March 31, 2022 and $0.7 million for the three months ended March 31, 2021, respectively. There was no impairment of contract cost assets during the periods presented.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	March 31, 2022	December 31, 2021

Accounts receivable	$48,805	$53,367
Less allowance	(3,798)	(4,964)
Accounts receivable—net	$45,007	$48,403

The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	March 31, 2022	December 31, 2021

Allowance for doubtful accounts, beginning balance	$4,964	$7,869
Additions to (removals from) allowance for doubtful accounts	(1,169)	(2,857)
Write-offs of bad debt expense	3	(48)
Allowance for doubtful accounts, ending balance	$3,798	$4,964
6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	March 31, 2022	December 31, 2021

Building	$—	$7,519
Land	—	294
Computer and software	19,074	18,512
Furniture and fixtures	2,799	2,912
Leasehold improvements	3,857	3,963
Property and equipment	25,730	33,200
Less accumulated depreciation	(16,725)	(17,524)
Property and equipment—net	$9,005	$15,676
Depreciation expense was $1.3 million for the three months ended March 31, 2022 and $1.6 million for the three months ended March 31, 2021. See Note 13 for further information regarding the extinguishment of our Building and Land.
7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Gross capitalized product development costs	$119,054	$109,290
Less accumulated amortization	(34,002)	(28,679)
Capitalized product development costs—net	$85,052	$80,611
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive income (loss), were $5.3 million for the three months ended March 31, 2022, and $3.5 million for the three months ended March 31, 2021.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2021	$2,454,692
Additions due to acquisitions	18,632
Other adjustments[1]	267
Balance—March 31, 2022	$2,473,591

_____________
1    Includes adjustments of acquisition-date fair value within the one-year measurement period, including a $0.3 million final settlement of working capital, which had no impact to earnings in any of the periods presented.

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	March 31, 2022	Weighted- Average Useful Life	December 31, 2021	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$288,500	8 years	$285,400	8 years
Customer relationships	741,400	14 years	740,100	14 years
Trademarks	52,800	9 years	52,700	9 years
	$1,082,700		$1,078,200
Accumulated Amortization
Developed technology	$(109,083)		$(100,704)
Customer relationships	(168,710)		(155,012)
Trademarks	(18,846)		(17,575)
	$(296,639)		$(273,291)
Intangible Assets—Net
Developed technology	$179,417		$184,696
Customer relationships	572,690		585,088
Trademarks	33,954		35,125
	$786,061		$804,909
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general and administrative expense on the Company’s consolidated statements of operations and comprehensive income (loss).
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$8,378	$7,856
Selling, general, and administrative expense	14,970	13,332
Total amortization of acquired intangible assets	$23,348	$21,188

The estimated future amortization of intangible assets as of March 31, 2022, is as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$70,322
2023	93,762
2024	93,121
2025	92,932
2026	81,865
Thereafter	354,059
Total	$786,061
10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2022	December 31, 2021

Accrued compensation	$20,699	$38,492
Accrued interest	588	650
Accrued taxes	2,440	2,131
Other accrued expenses	43,055	29,894
Total accrued expenses	$66,782	$71,167
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
Debt issuance costs of $18.7 million were recorded as a reduction to the face amount of the First Lien. The principal amounts of the initial term loans are payable on the last business day of each March, June, September, and December commencing on March 31, 2019, in an amount equal to 0.25% of the amount outstanding on August 1, 2018, the closing date. The First Lien matures on July 31, 2025.
As of March 31, 2022, the interest rate for Eurocurrency loans under the First Lien is the rate per annum equal to the LIBOR, as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum in the case of Eurocurrency loans with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of March 31, 2022 and December 31, 2021 was 3.45% and 3.10%, respectively.
The First Lien is collateralized on a first lien basis by certain assets and property of the Company.
Revolving Credit Agreement

On August 1, 2018, the Company entered into a Revolving Credit Agreement (as defined below) allowing the Company to borrow from time to time. On November 25, 2020, the Company amended its Revolving Credit Agreement to increase its borrowing capacity by $60.0 million to $180.0 million. On July 30, 2021, upon consummation of the IPO, the Revolving Credit Agreement was further amended and the borrowing capacity increased by $109.0 million to $289.0 million and the maturity date was extended to May 2, 2025 from July 31, 2023. In connection with the increase of the borrowing capacity and the extension of the maturity date, the Company paid fees of $0.7 million, which was recorded as capitalized debt issuance cost and presented within other assets on the consolidated balance sheet. Pricing and other terms and conditions of the Revolving Credit Agreement remain unchanged.

Under the amended terms of the Revolving Credit Agreement, the Company was permitted to borrow up to $289.0 million as of March 31, 2022 and December 31, 2021, respectively. Issuance costs paid through March 31, 2022 (including those issued in connection with the increase in the borrowing capacity and the extension of the maturity date) were $3.4 million. The interest rate is the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollars plus the applicable margin. The applicable margin is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum, payable quarterly in arrears.
During the three months ended March 31, 2022, we borrowed $30.0 million on the Revolving Credit Agreement, which was reflected as the outstanding balance on the facility as of March 31, 2022. There was no outstanding balance as of December 31, 2021.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of December 31, 2021 and March 31, 2022, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	March 31, 2022	December 31, 2021

Total outstanding principal—First Lien	$749,813	$751,750
Total outstanding principal	749,813	751,750
Less current portion of long-term debt	(7,750)	(7,750)
Less unamortized debt discount	(924)	(992)
Less unamortized debt issuance costs	(8,924)	(9,583)
Total long-term debt—net	$732,215	$733,425
Maturities on long-term debt outstanding as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$7,750
2023	7,750
2024	7,750
2025	726,563
2026	—
Total	$749,813
12. Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $2.0 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

Operating lease costs for the three months ended March 31, 2022 are as follows (in thousands):

March 31, 2022
Operating lease cost	$5,555
Short-term lease cost	52
Variable lease cost and other, net	291
Total lease cost	$5,898
Weighted average remaining term (years)	2.58
Weighted average discount rate	3.29%
Future minimum lease payments under non-cancelable operating lease agreements as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$7,107
2023	4,141
2024	2,630
2025	1,374
2026	410
Thereafter	—
Total undiscounted cash flows	$15,662
Less imputed interest	645
Present value of lease liabilities	$15,017
Prior to our adoption of the new lease standard (ASC 842), future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,
2022	$8,683
2023	4,131
2024	2,651
2025	1,373
2026	410
Total	$17,248
13. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $54.8 million through 2026.

Sale-leaseback Transactions
In October 2019, the Company entered into a sale-leaseback arrangement for one of its facilities, under which the Company sold the property at below-market value, and subsequently leased back the property at a below-market rent. Due to the existence of a prohibited form of continuing involvement, this transaction did not qualify for sale-leaseback accounting and as a result has been accounted for as a financing transaction under the previous lease accounting standards. Under the financing method, until the related lease is terminated, the assets will remain on its balance sheets, and proceeds received from the sale are reported as financing obligations. As of December 31, 2021, the balance of the remaining financing obligations was $4.5 million.

On January 1, 2022, the arrangement qualified as an operating lease under the new leasing standards of ASC 842. As a result, the financing obligation of $4.5 million and associated assets of $6.5 million were extinguished and a corresponding operating lease liability of $2.0 million and operating lease right-of-use asset of $2.6 million were recorded.
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $1.5 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.
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
14. STOCKHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST

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

As of March 31, 2022, the holders of our issued Class A common stock collectively represented approximately 79.8% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 20.2% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net income (loss) and other comprehensive income (loss) attributable to the non-controlling interest holders in the three-months ended March 31, 2022 was 20.2%.

15. SHARE-BASED COMPENSATION

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
MIU activity for the three-month period ended March 31, 2021 was as follows:

	Number of Underlying Units	Weighted-Average Grant-Date Fair Value
Outstanding—December 31, 2020	28,143,250	$1.25
Units granted	—	—
Units canceled	(83,215)	$1.28
Outstanding—March 31, 2021	28,060,035	$1.26
Vested—March 31, 2021	10,074,382	$1.27
The aggregate intrinsic value of the outstanding MIUs at March 31, 2021 was approximately $141.4 million.
The Company used the Black-Scholes option-pricing model to determine the fair value of the MIUs. The determination of the fair value using the Black-Scholes option-pricing model was affected by the Company’s estimated common unit price, as well as by assumptions regarding several complex and subjective variables. These variables included the Company’s expected unit price volatility over the term of the MIU, expected dividend yield, risk-free interest rates, and expected term.
The fair value of MIUs granted during the three months ended March 31, 2021 was $0.98 - $1.04. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: volatility - 45%; expected dividend yield - 0%; risk-free rate - 1.56%; and expected term - 1.5 years.

All of the vested and unvested time-based MIUs were exchanged for unrestricted and restricted shares of Class A common stock as part of the Organizational Transactions in connection with the IPO. All of the performance-based MIUs remain outstanding post-IPO, however the vesting conditions were modified (see below for additional details).
Long-Term Incentive Plan (“LTIP”)
Holdings LLC provided for an LTIP that granted incentives to key members of management. The incentives were payable in cash and vested only when a certain qualified liquidity event has occurred and a certain equity return multiple has been met, subject to the employee’s continuous employment from the time of granting to the time of vesting. No compensation expense was recorded related to the LTIP for the period prior to the IPO as the performance based vesting provisions were not probable at any time during the period. The aggregate intrinsic value of the outstanding LTIP as of March 31, 2021 was $10.9 million.
On September 28, 2021, the LTIP holders’ rights to cash payments were cancelled and exchanged for RSUs (see below for additional details).
Modifications of pre-IPO incentive plans
MIUs
In connection with the Organizational Transactions described in Note 1, vested and unvested time-based MIUs in Holdings LLC were canceled in exchange for 1,208,770 unrestricted shares of Class A common stock and 657,661 restricted shares (RSAs) of Class A common stock in the Company, respectively. The unvested restricted shares, which are classified as equity awards, are subject to the same time-based vesting schedule as the original time-based vesting MIUs. The cancellation and exchange did not result in the recognition of incremental share-based compensation expense.
Additionally, the vesting conditions of existing performance-based vesting MIUs were modified to vest when either (i) a certain equity return multiple is achieved after Vista Equity Partners or Onex beneficially own less than 25% ownership, or (ii) if not vested prior thereto, on the 2-year anniversary of the IPO date of July 30, 2021 if a certain specified total equity return multiple is achieved based on the Company’s market capitalization. The modification resulted in the recognition of incremental share-based compensation expense of $6.3 million on the modification date as the awards became probable of vesting upon modification.
LTIP
On September 28, 2021, the LTIP holders were granted a total of 528,618 RSUs in exchange for the cancellation of their rights to the cash payments under the pre-IPO LTIP. The RSUs vest over a two year service period starting July 30, 2021. There was no incremental share-based compensation expense from the modification of the LTIP. The share-based compensation expense recognized for the RSUs granted in exchange for the original LTIP rights was $1.8 million for the three-month period ended March 31, 2022.

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

RSU and RSA activity for the three-months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2021	6,269,077	$24.89	438,863	$9.56
Granted	3,728,131	$17.14	—	$—
Vested	—	$—	(116,448)	$9.32
Canceled	(170,850)	$20.38	(4,105)	$14.07
Balance—March 31, 2022	9,826,358	$22.03	318,311	$9.58

The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue
Subscriptions and support	$1,034	$10
Service	984	71
Research and development	2,870	238
Selling, general, and administrative	6,662	1,045
Total stock-based compensation	$11,550	$1,364
As of March 31, 2022, the total future compensation cost related to unvested share awards is $195.7 million, which is expected to be recognized over a weighted-average period of 3.5 years.

16. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS based on net income (loss) attributable to PowerSchool Holdings, Inc. for the three-months ended March 31, 2022, divided by the basic weighted average number of Class A common stock outstanding for the corresponding periods. Diluted EPS of Class A common stock is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

The Company excluded the shares of Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have any rights to receive dividends or distributions upon the liquidation or winding up of the Company. Accordingly, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(14,120)	$—
Less: net loss attributable to the noncontrolling interest	(2,007)	—
Net Loss attributable to PowerSchool Holdings, Inc.	$(12,113)	$—
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	158,112,296	—
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.08)	$—

In addition, the following securities were not included in the computation of diluted shares outstanding for the three months ended March 31, 2022 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended March 31,
	2022	2021
Unvested Restricted Shares and RSUs	10,144,053	—
LLC Units	39,928,472	—
Total excluded from diluted EPS calculation	50,072,525	—

17. INCOME TAXES

The Company recorded income tax expense of $4.5 million for the three months ended March 31, 2022, and income tax benefit of $15.7 million for the three months ended March 31, 2021. The Company’s effective tax rate was (47)% and 103% for the three months ended March 31, 2022, and 2021, respectively. The income tax expense for the three months ended March 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest, stock-based compensation and an adjustment to deferred tax expense relating to the business combination completed during the three month period. The income tax benefit for the three months ended March 31, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance release as a result of the business combination completed during the three month period, and the pre-tax book income mix between taxable foreign corporate subsidiaries and Holdings LLC, which was treated as a partnership for federal income tax purposes.

As of March 31, 2022, the Company had gross unrecognized tax benefits of $1.7 million, all of which, if recognized, would impact the effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

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

As of March 31, 2022, $4.1 million of the Tax Receivable Agreement was classified as a current liability and $400.0 million was classified as non-current in the consolidated balance sheet.
18. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were less than $0.1 million for the three months ended March 31, 2022, and March 31, 2021. Following the IPO, we may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for all periods presented.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $1.6 million for all other services purchased from entities with common ownership for the three months ended March 31, 2022, and $0.3 million for the three months ended March 31, 2021. Substantially all of the expenses related to these services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income (loss). Amounts due to entities that share common ownership were less than $0.1 million as of March 31, 2022 and December 31, 2021, respectively, and are included in accounts payable and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $33.7 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $2.5 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three months ended March 31, 2022.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company will provide certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoices EAB on a monthly basis for these agreed upon services. Additionally, the Company may cross charge EAB for direct expenses incurred by us on EAB’s behalf and collect cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. As of March 31, 2022, the Company had a net amount receivable of less than $0.1 million. This amount was recorded in prepaid expenses and other current assets in the consolidated balance sheet.
On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Use and Access Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense which is being amortized monthly over the term of the agreement in selling, general and administrative expense line item on our consolidated statement of operations. The Company recognized rent expense in the amount of $0.2 million for the three months ended March 31, 2022 related to the upfront fee.
19. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the three months ended March 31, 2022 of $2.5 million and $2.0 million for the three months ended March 31, 2021.
20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through May 5, 2022, the date at which the condensed consolidated financial statements were available to be issued.

In April 2022, the Company announced that it has entered into a definitive agreement to acquire 100% of the voting shares of Chalk.com Education, Inc., an integrated curriculum planning and analytics platform for K-12 schools for cash consideration of $10.0 million, with additional cash consideration based on the achievement of certain conditions. The acquisition closed on May 2, 2022.

In April 2022, the Company borrowed an additional $30.0 million on its Revolving Credit Agreement primarily to finance the acquisition of Chalk.com Education, Inc. The Company’s outstanding balance under the Revolving Credit Agreement remains less than 35% of borrowing capacity.

In April 2022, the Company committed to a plan to close its office locations in Arlington, Austin and Cincinnati. As a result, the amortization related to the ROU assets will be accelerated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “PowerSchool” and similar references refer: (1) on or following the consummation of the IPO and related organizational transactions, to PowerSchool Holdings, Inc. and its consolidated subsidiaries, including PowerSchool Holdings LLC (formerly known as Severin Holdings, LLC) (“Holdings LLC”), and (2) prior to the consummation of the IPO and the related organizational transactions to Holdings LLC and its consolidated subsidiaries.

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of March 31, 2022, we serve more than 14,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., have 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
We have created a strong competitive moat by investing over the past 20 years to build, maintain and continuously update our K-12 regulatory compliance reporting capabilities that solve state-specific, funding-related regulatory pain points for our customers. This investment is currently supported by a team of approximately 140 individuals in our broader research and development organization of approximately 994 individuals as of March 31, 2022.
Building the PowerSchool Platform
Our focus and strategy on delivering a comprehensive, integrated platform led to years of coordinated efforts to build an expansive suite of core capabilities required by our customers. Starting as the first web-based Student Information System (“SIS”), we combined our deep domain expertise in K-12 education with over twenty years of innovation and disciplined acquisition activity to become the core K-12 software platform, with a full suite of cloud-based offerings across student information, enrollment, learning management, assessment, special education, finance, HR and talent management.
From 2015, through May 2022, we completed 15 strategic acquisitions to thoughtfully build out our Unified Platform of K-12 software solutions, building upon years of leadership:
•Acquisition of Infosnap in 2015, adding a leading K-12 enrollment solution;
•Acquisition of Interactive Achievement in 2016, establishing our presence in K-12 student assessment and analytics;
•Acquisition of SRB in 2016, enhancing scale in K-12 SIS and Enterprise Resource Planning (“ERP”) solutions in Canada;

•Acquisition of Sungard K-12 in 2017, adding a scaled K-12 ERP solution in the U.S.;
•Acquisition of PeopleAdmin in 2018, adding leading talent management and student assessment and analytics solutions;
•Acquisition of Schoology in 2019, adding the leading K-12 Learning Management System;
•Acquisition of Hoonuit in 2020, adding an advanced data management and analytics solution for K-12;
•Acquisition of Naviance and Intersect in 2021, adding the leading college and career readiness solution for K-12; and
•Seven other smaller acquisitions, including our most recent acquisition in May 2022 of Chalk, Inc.
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a Unified Platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 86.7% and 87.3% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 106.7% as of March 31, 2022, compared to 108.8% as of March 31, 2021.
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
Continue to Expand Into Complementary Adjacencies
From 2015 to May 2022, we have acquired and successfully integrated 15 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. M&A is core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of March 31, 2022, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.
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
We closed the quarter ended March 31, 2022 with ARR of $556.7 million compared to $512.4 million as of March 31, 2021.
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
We closed the twelve-month period ended March 31, 2022 with a Net Revenue Retention Rate of 106.7%, compared to 108.8% as of March 31, 2021. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

Components of Results of Operations
Revenues
We recognize revenue under Accounting Standard Codification Topic 606 (“ASC 606”) and 340-40 (“ASC 340-40”). Under ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See “Critical Accounting Estimates.”
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
Interest Expense, Net
Interest expense, net consists primarily of interest payments on our outstanding borrowings under our First Lien, Second Lien, Incremental Facility, Bridge Loan and Revolving Credit Agreement.
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.
Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$129,765	$103,092
Service	16,063	12,953
License and other	3,764	2,103
Total revenue	149,592	118,148
Cost of Revenue:
Subscriptions and support	38,034	29,032
Service	14,996	10,695
License and other	986	398
Depreciation and amortization	13,961	11,756
Total cost of revenue	67,977	51,881
Gross Profit	81,615	66,267
Operating Expenses:
Research and development	26,618	18,545
Selling, general, and administrative	40,102	25,329
Acquisition costs	1,575	5,603

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Depreciation and amortization	15,958	14,559
Total operating expenses	84,253	64,036
Income (loss) from operations	(2,638)	2,231
Interest expense—Net	7,022	17,262
Other (expense) income—net	(78)	145
Income (loss) before income taxes	(9,582)	(15,176)
Income tax expense (benefit)	4,538	(15,659)
Net income (loss)	(14,120)	483
Less: Net loss attributable to non-controlling interest	(2,007)	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(12,113)	483
Other comprehensive income —Foreign currency translation	209	153
Total other comprehensive income	209	153
Less: comprehensive income attributable to non-controlling interest	$42	$—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	$(11,946)	$636

The following table sets forth our consolidated statement of operations and comprehensive income (loss) expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	87%	87%
Service	11	11
License and other	2	2
Total revenue	100	100
Cost of Revenue:
Subscriptions and support	25	25
Service	10	9
License and other	<1	<1
Depreciation and amortization	9	10
Total cost of revenue	45	44
Gross Profit	55	56
Operating Expenses:
Research and development	18	16
Selling, general, and administrative	27	21
Acquisition costs	1	5
Depreciation and amortization	11	12
Total operating expenses	56	54
Income (loss) from operations	(2)	2
Interest expense—Net	5	15
Other (expense) income—net	(<1)	<1
Income (loss) before income taxes	(6)	(13)
Income tax expense (benefit)	3	(13)
Net income (loss)	(9)	<1
Less: Net income (loss) attributable to non-controlling interest	(1)	—
Net income (loss) attributable to PowerSchool Holdings, Inc.	(8)	<1
Other comprehensive income —Foreign currency translation	<1	<1
Total other comprehensive income	<1	<1
Less: comprehensive income attributable to non-controlling interest	<1	—
Comprehensive income (loss) attributable to PowerSchool Holdings, Inc.	(8)%	<1%

Discussion of Results of Operations
Revenues

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Subscriptions and support	$129,765	$103,092	$26,673	26%
Service	16,063	12,953	3,110	24%
License and other	3,764	2,103	1,661	79%
Total revenue	$149,592	$118,148	$31,444	27%
The period-over-period increase in subscriptions and support revenue for the three months ended March 31, 2022 was driven by renewals and increased sales of our solutions to existing and new customers, as well as revenue from our acquisition of Hobsons in March 2021. The period-over-period increase in service revenue was driven by increased implementation and training related to sales made to existing and new customers, as well as revenue from Hobsons. The period-over-period change in license and other revenue was driven primarily due to the variability caused by the point in time nature of this revenue stream.
Total Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of Revenue:
Subscriptions and support	$38,034	$29,032	$9,002	31%
Service	14,996	10,695	4,301	40%
License and other	986	398	588	148%
Depreciation and amortization	13,961	11,756	2,205	19%
Total cost of revenue	$67,977	$51,881	$16,096	31%

The period-over-period increase in subscriptions and support cost of revenue was driven by a $3.3 million increase in personnel-related costs from increased staffing with the addition of Hobsons employees to our workforce, $2.3 million increase in third party royalties, $2.2 million increase in cloud hosting usage and $1.1 million increase from post-IPO stock-based compensation expense. The period-over-period increase in service cost of revenue was driven by a $1.4 million increase in third party contractor costs, $1.0 million increase from post-IPO stock-based compensation expense, $1.0 million increase in corporate travel and customer event costs and $0.5 million increase in personnel-related costs due to increased staffing and the addition of Hobsons employees to our workforce. The increase in depreciation and amortization cost of revenue was due to additional amortization expense recognized from an increase in capitalized research and development costs

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$26,618	$18,545	$8,073	44%
Selling, general, and administrative	40,102	25,329	14,773	58%
Acquisition costs	1,575	5,603	(4,028)	(72)%
Depreciation and amortization	15,958	14,559	1,399	10%
Total operating expenses	$84,253	$64,036	20,217	32%

Research and development. The period-over-period increase in research and development expense was primarily attributable to a $3.8 million increase in personnel-related expenses, due to increased staffing and the addition of Hobsons employees to our workforce, $3.3 million increase in third party expenses and $2.9 million increase from post-IPO stock-based compensation expense. The increase was offset by $0.9 million of higher capitalized research and development expense.

Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense was primarily attributable to a $6.1 million increase from post-IPO stock-based compensation expense, $2.2 million increase in personnel-related expenses due to increased staffing and the addition of Hobsons employees to our workforce and a $6.0 million increase in third party expenses primarily due to public company costs, return of pre-COVID corporate travel and events, and from Hobsons.
Acquisition costs. The period-over-period decrease in acquisition costs was driven primarily by a decrease in third-party professional fees incurred in conjunction with the acquisition of Kinvolved as compared to the third-party professional fees incurred in conjunction with the acquisition of Hobsons.

Depreciation and amortization. The period-over-period increase was primarily due to a $1.6 million increase in the amortization expense from the higher balance of intangible assets acquired as part of the Hobsons and Kickboard acquisitions.
Interest Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest Expense	$7,022	$17,262	$(10,240)	(59)%
The period-over-period decrease in interest expense for the three months ended March 31, 2022 was primarily driven by the lower balance owed under our credit facilities resulting from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO.
Other Income (Expense) - Net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other Income (Expense) - Net	$(78)	$145	$(223)	(154)%

The period-over-period fluctuations in Other Income (Expense) - Net for the three months ended March 31, 2022 was primarily due to a $0.5 million unfavorable fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances, and an increase in other income of $0.3 million.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$4,538	$(15,659)	$20,197	(129)%

Prior to the Organizational Transactions, as described in Note 1 to our condensed consolidated financial statements, we were treated as a partnership for U.S. federal income tax purposes and not subject to federal income tax. Certain subsidiaries were considered corporations for U.S. federal income tax purposes and we recorded current and deferred taxes. Following the reorganization, the Company is subject to income tax on its share of taxable income or loss allocated from Holdings LLC and records income tax expense accordingly.

The period-over-period increase in income tax expense (benefit) for the three months ended March 31, 2022 was primarily due to the loss allocated to the noncontrolling interest, stock-based compensation, and a write-off to deferred tax expense relating to the business combination completed during the three month period.
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
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $23.6 million, which was held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
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
Our negative cash flows from operations in the three months ended March 31, 2022 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs beyond the next 12 months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenue of $228.4 million, of which $222.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term loan borrowings totaling $775.0 million and a Second Lien Credit Agreement for term loan borrowings totaling $365.0 million. The First Lien also provides for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $289.0 million. Borrowings under the First Lien are guaranteed by Holdings LLC and certain of its subsidiaries as specified in the guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Holdings LLC that are loan parties.
The First Lien became repayable in quarterly payments of $1.9 million beginning March 31, 2019 and will remain repayable through July 31, 2025, with all remaining outstanding principal due on July 31, 2025.
During the three months ended March 31, 2022, there was a drawdown on the Revolving Credit Agreement of $30.0 million, which was reflected as the outstanding balance on the facility as of March 31, 2022. In April 2022, the Company borrowed an additional $30.0 million under its Revolving Credit Agreement.
Borrowings under the First Lien bear interest at the Adjusted Eurocurrency Rate plus the initial margin of 3.25% per annum. The “Eurocurrency Rate” is defined as the LIBOR as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollars. Assuming current interest rates and no changes with respect to our level of indebtedness, we expect to incur interest expense of $23.2 million in 2022.
As of March 31, 2022, the interest rate on the First Lien was 3.45%.
Please refer to Note 11 to our condensed consolidated financial statements for more information regarding the repayment of our outstanding debt.
Other Contractual Obligations
See Note 13 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(64,543)	$(51,064)
Net cash used in investing activities	(26,211)	(328,144)
Net cash provided by (used in) financing activities	27,767	355,707
Effect of foreign exchange rate on cash and cash equivalents	92	367
Net decrease in cash and cash equivalents and restricted cash	$(62,895)	$(23,134)
Cash and cash equivalents and restricted cash at beginning of period	86,991	53,246
Cash and cash equivalents and restricted cash at end of period	$24,096	$30,112
Operating Activities
Net cash used in operating activities of $64.5 million for the three months ended March 31, 2022 was primarily related to our net loss of $14.1 million, adjusted for non-cash charges of $44.0 million and net cash outflows of $94.4 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $29.9 million and share-based compensation expense of $11.6 million. The main drivers of net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $74.0 million and accounts receivable of $4.8 million due to the seasonality of our billing cycle.
Net cash used in operating activities of $51.1 million for the three months ended March 31, 2021 was primarily related to our net income of $0.5 million, adjusted for non-cash charges of $29.9 million and net cash outflows of $81.5 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $26.3 million and management incentive unit-based compensation of $1.4 million. The main drivers of the net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $61.5 million and accounts receivable of $15.0 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $26.2 million for the three months ended March 31, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved of $15.5 million, investment in capitalized product development costs of $8.9 million and purchases of property and equipment of $1.8 million.
Net cash used in investing activities of $328.1 million for the three months ended March 31, 2021 was primarily related to the net cash paid for our acquisition of Hobsons of $318.9 million and our investment in capitalized product development costs of $8.6 million.
Financing Activities
Net cash provided by financing activities of $27.8 million for the three months ended March 31, 2022 was primarily related to proceeds from borrowing on our Revolving Credit Agreement of $30.0 million, offset by the scheduled repayments of our First Lien debt of $1.9 million.
Net cash provided by financing activities of $355.7 million for the three months ended March 31, 2021 was primarily related to net proceeds from our Bridge Loan of $315.2 million and from our Revolving Credit Agreement of $45.0 million, partially offset by payments related to our First Lien debt of $1.9 million and deferred offering costs of $1.4 million.

Impact of Inflation
While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, in connection with the completion of our IPO, we entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or consolidated statements of cash flows.
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
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, accounts receivable, capitalized product development costs, goodwill and intangible assets, business combinations, management incentive unit-based compensation and income taxes. There have been no material changes to our critical accounting policies and estimates as described in our 2021 Annual Report on From 10-K. Refer to “Note 2 — Summary of Significant Accounting Policies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detailed information regarding our critical accounting policies.

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

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021

Gross profit	$81,615	$66,267
Depreciation	275	393
Share-based compensation(1)	2,167	80
Restructuring(2)	973	587
Acquisition-related expense(3)	200	84
Amortization	13,685	11,363
Adjusted Gross Profit	$98,915	$78,774
Gross Profit Margin(4)	54.6%	56.1%
Adjusted Gross Profit Margin(5)	66.1%	66.7%

(1) Refers to expenses flowing through gross profit associated with share-based compensation.
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
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Income (loss) to Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income (loss)	$(14,120)	$483
Add:
Amortization	28,654	24,695
Depreciation	1,264	1,620
Net interest expense(1)	7,022	17,262
Income tax expense (benefit)	4,538	(15,659)
Share-based compensation	12,395	1,364
Management fees(2)	84	76
Restructuring(3)	145	1,537
Acquisition-related expense(4)	2,628	6,262

Adjusted EBITDA	$42,610	$37,640

Net income (loss) margin	(9.4)%	0.4%
Adjusted EBITDA margin(5)	28.5%	31.9%

(1)    Interest expense, net of interest income.
(2)    Refers to expense associated with collaboration with our principal stockholders and their internal consulting groups.

(3)    Refers to costs incurred related to migration of customers from legacy to core products, remaining lease obligations for abandoned facilities, severance expense related to offshoring activities, facility closures, and executive departures, and event cancellation fees related to COVID-19.
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our income statement and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. These incremental costs are embedded in our research and development, selling, general and administrative and cost of revenue line items.
(5)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(64,543)	$(51,064)
Less:
Purchases of property and equipment	(1,761)	(734)
Capitalized product development costs	(8,920)	(8,565)
Free Cash Flow	$(75,224)	$(60,363)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•the impact of any catastrophic events or geopolitical, economic and market conditions, including disruptions in European economies a result of the war in Ukraine;
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
•risks relating to non-compliance with anti-corruption, anti-bribery and similar laws;
•risks related to future litigation;
•changes in privacy laws and regulations applicable to our business;
•our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;
•risks to our reputation and of liability from a failure to comply with a variety of complex procurement rules and regulation;
•our reliance on third-party software and intellectual property licenses;
•our ability to develop and maintain proper and effective internal control over financial reporting;
•our management team’s limited experience managing a public company;
•the impact of variation in our quarterly operating results on the trading price of our stock; and
•other factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of March 31, 2022, our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
With the proceeds of the IPO and cash from operations, we repaid in full the Second Lien Credit Agreement, the Incremental Facility and the Bridge Loan, as well as all of the outstanding balance under the Revolving Credit Agreement.
On March 31, 2022, we had an outstanding debt balance of $749.8 million related to our First Lien and $30.0 million outstanding under the Revolving Credit Agreement. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $7.8 million.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSchool Holdings, Inc.

Date: May 5, 2022	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	Chief Financial Officer
(Principal Financial Officer)