Form 10-Q
period 2022-06-30
POWERSCHOOL HOLDINGS, INC.
filed 2022-08-08
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☒

The registrant had 198,413,787 shares of common stock outstanding as of July 31, 2022.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of June 30, 2022	As of December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$15,445	$86,479
Accounts receivable—net of allowance of $3,325 and $4,964 respectively	56,559	48,403
Prepaid expenses and other current assets	35,207	38,423
Total current assets	107,211	173,305
Property and equipment - net	7,084	15,676
Operating lease right-of-use assets	9,255	—
Capitalized product development costs - net	92,526	80,611
Goodwill	2,487,004	2,454,692
Intangible assets - net	768,377	804,909
Other assets	31,004	27,489
Total assets	$3,502,461	$3,556,682
Liabilities and Stockholders'/Members’ Equity
Current Liabilities:
Accounts payable	$6,766	$12,449
Accrued expenses	65,595	71,167
Operating lease liabilities, current	7,094	—
Deferred revenue, current	172,992	294,276
Revolving credit facility	70,000	—
Current portion of long-term debt	7,750	7,750
Total current liabilities	330,197	385,642
Noncurrent Liabilities:
Other liabilities	2,326	7,423
Operating lease liabilities—net of current	9,284	—
Deferred taxes	297,584	295,959
Tax Receivable Agreement liability	400,022	404,394
Deferred revenue—net of current	5,032	6,881
Long-term debt, net	731,013	733,425
Total liabilities	1,775,458	1,833,724
Commitments and contingencies (Note 13)
Stockholders'/Members’ Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 158,266,304 shares issued and outstanding as of June 30, 2022. 158,034,497 shares issued and outstanding as of December 31, 2021	16	16

Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,928,472 shares issued and outstanding as of June 30, 2022. 39,928,472 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	1,422,401	1,399,967
Accumulated other comprehensive loss	(1,219)	(216)
Accumulated deficit	(183,101)	(165,026)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,238,101	1,234,745
Non-controlling interest	488,902	488,213
Total stockholders'/members’ equity	1,727,003	1,722,958
Total liabilities and stockholders'/members' equity	$3,502,461	$3,556,682
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscriptions and support	$135,010	$121,763	$264,775	$224,854
Service	19,119	16,083	35,182	29,036
License and other	3,462	7,557	7,227	9,660
Total revenue	157,591	145,403	307,184	263,550
Cost of revenue:
Subscriptions and support	37,260	33,632	75,294	62,664
Service	15,737	12,795	30,734	23,489
License and other	717	531	1,703	929
Depreciation and amortization	14,271	12,846	28,230	24,602
Total cost of revenue	67,985	59,804	135,961	111,684
Gross profit	89,606	85,599	171,223	151,866
Operating expenses:
Research and development	26,088	21,929	52,706	40,474
Selling, general, and administrative	47,484	30,653	87,587	55,984
Acquisition costs	1,043	177	2,618	5,780
Depreciation and amortization	16,137	16,154	32,095	30,713
Total operating expenses	90,752	68,913	175,006	132,951
Income (loss) from operations	(1,146)	16,686	(3,783)	18,915
Interest expense—Net	8,743	21,297	15,765	38,559
Other expenses (income) —Net	(498)	(376)	(576)	(233)
Loss before income taxes	(9,391)	(4,235)	(18,972)	(19,411)
Income tax expense (benefit)	(2,933)	(1,690)	1,605	(17,349)
Net loss	(6,458)	(2,545)	(20,577)	(2,062)
Less: Net loss attributable to non-controlling interest	(1,933)	—	(3,940)	—
Net loss attributable to PowerSchool Holdings, Inc.	(4,525)	(2,545)	(16,637)	(2,062)
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.03)	$—	$(0.11)	$—
Weighted average shares of Class A common stock outstanding - basic and diluted	158,229,171	—	158,171,056	—

Other comprehensive income (loss) —Foreign currency translation	345	(381)	(125)	(228)
Total other comprehensive income (loss)	345	(381)	(125)	(228)
Less: comprehensive income (loss) attributable to non-controlling interest	$70	$—	$(25)	$—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(4,250)	$(2,926)	$(16,737)	$(2,290)
See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2021	$—	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	12,209	—	—	—	12,209
Foreign currency translation	—	—	—	—	—	—	(469)	—	—	(469)
Allocation of equity to noncontrolling interests	—	—	—	—	—	(2,024)	—	—	2,024	—
Deferred offering costs	—	—	—	—	—	(295)	—	—	—	(295)
Adjustments to deferred taxes	—	—	—	—	—	212	—	—	—	212
Cumulative effect adjustment upon adoption of ASC 842 (note 2)	—	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	—	(12,113)	(2,007)	(14,120)
Balance—March 31, 2022	$—	158,150	$16	39,928	$4	$1,410,069	$(685)	$(178,576)	$488,230	$1,719,058
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	14,937	—	—	—	14,937
Foreign currency translation	—	—	—	—	—	—	(534)	—	—	(534)
Allocation of equity to noncontrolling interests	—	—	—	—	—	(2,605)	—	—	2,605	—
Net loss	—	—	—	—	—	—	—	(4,525)	(1,933)	(6,458)
Balance—June 30, 2022	$—	158,266	$16	39,928	$4	$1,422,401	$(1,219)	$(183,101)	$488,902	$1,727,003

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Repurchase of management incentive units	(448)	—	—	—	—	—	—	2	—	(446)
Management incentive unit-based compensation	1,364	—	—	—	—	—	—	—	—	1,364
Foreign currency translation	—	—	—	—	—	—	153	—	—	153
Net income	—	—	—	—	—	—	—	483	—	483
Balance—March 31, 2021	$1,856,646	—	$—	—	$—	$—	$594	$(177,813)	$—	$1,679,427
Repurchase of management incentive units	—	—	—	—	—	—	—	—	—	—
Management incentive unit-based compensation	1,373	—	—	—	—	—	—	—	—	1,373
Foreign currency translation	—	—	—	—	—	—	(381)	—	—	(381)
Net loss	—	—	—	—	—	—	—	(2,545)	—	(2,545)
Balance—June 30, 2021	$1,858,019	—	$—	—	$—	$—	$213	$(180,358)	$—	$1,677,874

See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,577)	$(2,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,307	61,778
Share-based compensation	25,610	2,737
Write-off of right-of-use assets and property and equipment	8,597	—
Change in fair value of acquisition-related contingent consideration	(5,926)	—
Other	804	(258)
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(6,643)	(735)
Prepaid expenses and other current assets	3,315	4,266
Other assets	(3,815)	(10,535)
Accounts payable	(5,112)	1,669
Accrued expenses	(7,854)	1,800
Other liabilities	(5,217)	(43)
Deferred taxes	1,579	(18,892)
Deferred revenue	(125,387)	(90,659)
Net cash used in operating activities	(80,319)	(50,934)
Cash flows from investing activities:
Purchases of property and equipment	(2,201)	(2,172)
Proceeds from sale of property and equipment	—	13
Investment in capitalized product development costs	(20,927)	(19,137)
Acquisitions—net of cash acquired	(31,155)	(318,824)
Partial payment of acquisition-related contingent consideration	(1,392)	—
Net cash used in investing activities	(55,675)	(340,120)
Cash flows from financing activities:
Proceeds from Revolving Credit Agreement	70,000	55,000
Proceeds from Bridge Loan	—	315,200

	Six Months Ended June 30,
	2022	2021
Repayment of Incremental Facility	—	(350)
Repayment of First Lien Debt	(3,875)	(3,875)
Payments for repurchase of management incentive units	—	(448)
Payments of deferred offering costs	(295)	(2,655)
Payment of debt issuance costs	—	(2,100)
Repayment of capital leases	—	(108)
Net cash provided by financing activities	65,830	360,664
Effect of foreign exchange rate changes on cash	(872)	189
Net decrease in cash, cash equivalents, and restricted cash	(71,036)	(30,201)
Cash, cash equivalents, and restricted cash—Beginning of period	86,991	53,246
Cash, cash equivalents, and restricted cash—End of period	$15,955	$23,045
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,172	$31,645
Cash paid for income taxes	1,106	2,998
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$88	$184
Capitalized interest related to investment in capitalized product development costs	243	165
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$15,445	$22,533
Restricted cash, included in other current assets	510	512
Total cash, cash equivalents, and restricted cash	$15,955	$23,045
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

•The Company entered into a tax receivable agreement (“TRA”) with Topco LLC, and the Principal Stockholders that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes.

The Company’s corporate structure following the IPO is commonly referred to as an “Up-C” structure, which is commonly used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure, together with the TRA, allows the owners of Holdings LLC at the time of the IPO to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of Holdings LLC that is allocated to such owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the LLC Units that the owners at the time of the IPO will continue to hold are exchangeable for shares of Class A common stock or, at the Company’s option, for cash, the Up-C structure also provides the owners of Holdings LLC at the time of the IPO potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’/members’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021, and the notes to such interim condensed consolidated financial statements are unaudited.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. These adjustments consist of normal and recurring items. The results of operations for the three and six months ended June 30, 2022 and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes.
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
The estimates the Company evaluates include, but are not limited to:
•the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets, goodwill, contingent consideration and liabilities associated with deferred revenue and deferred taxes;

•the average period of benefit related to contract cost assets;
•the allowance for doubtful accounts;
•the fair value of certain stock awards;
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
On January 1, 2022, we adopted ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 (as defined below), as if it had originated the contracts. This accounting pronouncement was applied to the contract assets and liabilities assumed from all of our acquisitions subsequent to the adoption date.
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
Professional Services
Professional services revenue is comprised of implementation, consulting, customization, training, and data migration services associated with the Company’s SaaS offerings and licensed software. These services are generally recognized at a point in time when services are rendered, with service durations spanning from several weeks to several months, depending on the scope and complexity of the work. Payment terms for professional services may be based on a fixed fee or charged on a time and materials basis.
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
The Company does not have any assets or liabilities that are required to be recorded at fair value on a recurring basis using values determined by Level 2 or Level 3 inputs, with the exception of the contingent consideration liability related to the acquisitions of Kinvolved and Chalk (each as defined below) classified as accrued expenses on the Company’s consolidated balance sheet. The fair value of the contingent consideration liability related to the acquisitions of Kinvolved and Chalk is based on unobservable inputs, including management estimates and assumptions about future revenues and share price, and is, therefore, classified as Level 3. See Note 10 for further information regarding the fair value of the contingent consideration. The recorded amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other liabilities approximate the fair values principally because of their short-term nature. Short-term and long-term debt are reported at amortized costs in the Company’s consolidated balance sheets. The remaining financial instruments are reported in the Company’s consolidated balance sheets at amounts that approximate current fair values.
Concentration of Credit Risk
The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of June 30, 2022 and December 31, 2021, substantially all the Company’s cash has been deposited in low-interest-bearing accounts.
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits at certain financial institutions. We have deposits only with financial institutions believed to have high-quality credit.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, historical payments, and current economic trends. The Company had no customers who accounted for more than 10% of accounts receivable as of June 30, 2022 and December 31, 2021. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
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
Capitalized Product Development Costs
The Company’s software and website development costs are accounted for under the guidance for internal use software and website development costs. The costs in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, if: (1) the costs are direct and incremental and (2) management has determined that it is probable that the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized software development costs are being amortized to cost of revenue on a straight-line basis over five years. Useful lives are reviewed at least annually and adjusted if appropriate.
Capitalized Cloud Computing Arrangement Implementation Costs
The Company capitalizes certain qualifying costs to implement cloud computing hosting arrangements that are service contracts. Such qualifying costs include direct costs for third-party consulting services, and do not include software maintenance and training costs, which are expensed as incurred. Capitalization of these costs ceases once the software of the hosting arrangement is ready for its intended use. Capitalized costs, net of accumulated amortization, are included in prepaid expenses and non-current assets on the Company’s consolidated balance sheets and amortized primarily to operating expense on a straight-line basis over the expected term of the associated arrangement, including periods that are reasonably expected to be renewed. The amount capitalized is included as a component of net cash used in operating activities in the statements of cash flows.
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
There were no deferred offering costs included in other assets as of June 30, 2022 and December 31, 2021 as the accumulated deferred offering costs of $11.8 million were reclassified to additional paid-in capital upon consummation of the IPO in the third quarter of the fiscal year ended December 31, 2021. Additional deferred offering costs of $0.3 million were incurred and included in additional paid-in capital for the six months ended June 30, 2022. No additional deferred offering costs were incurred for the three months ended June 30, 2022.
Business Combinations

The Company accounts for acquisitions under the purchase method of accounting in accordance with ASC 805, Business Combinations. The consolidated statements of operations and comprehensive loss include the results of operations of the acquirees since the date of acquisition. The net assets of the acquisition with the exception of contract assets and contract liabilities (i.e., deferred revenue) were recorded at their estimated fair values as of the acquisition date. Contract assets and contract liabilities acquired in a business combination are recognized and measured on the acquisition date in accordance with ASC 606, as if the Company had originated the contracts.

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
Tax Receivable Agreement
In connection with the Organizational Transactions, the Company entered into a TRA with Topco LLC, Vista Equity Partners and Onex whereby the Company agreed to pay 85% of the amount of certain tax benefits to such pre-IPO owners. Payments to be made under the TRA will vary depending on several factors, including applicable tax rates and the timing and amount of our future income.
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the TRA liability between reporting periods are recognized in the consolidated statement of operations. See Note 17, Income Taxes, for additional information on the TRA.
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
Advertising Expense
Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $1.2 million and $2.4 million for the three and six months ended June 30, 2022 and $0.7 million and $1.2 million for the three and six months ended June 30, 2021, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
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

The assets and liabilities of our foreign entities are translated into the Company’s reporting currency, U.S. dollars, at exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rates. Adjustments resulting from translating a foreign entity’s financial statements into U.S. dollars are included in accumulated other comprehensive loss as a separate component of stockholders’ equity.
Foreign currency exchange gains and losses are recorded within other expense, net. For the three and six months ended June 30, 2022, foreign currency transaction gains were $0.5 million and $0.6 million, respectively. For the three and six months ended June 30, 2021, foreign currency transaction gains were $0.2 million and foreign currency transaction losses were $0.2 million, respectively.
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to certain changes that are recorded as an element of stockholders’/members’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. The Company has disclosed accumulated comprehensive income (loss) as a component of stockholders’/members’ equity.
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

Further, due to the Company’s majority economic interest in Holdings LLC and status as its sole manager, the Company consolidates the financial results of Holdings LLC and reports a non-controlling interest on its condensed consolidated statements of operations and comprehensive loss, representing the portion of net loss and comprehensive loss attributable to the holders of the minority interest in Holdings LLC subsequent to the IPO. This non-controlling interest is classified as permanent equity on the Company’s condensed consolidated balance sheets.

3. BUSINESS COMBINATIONS
We completed two acquisitions in fiscal year 2021 and three acquisitions during the six months ended June 30, 2022. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.
Fiscal 2022 Acquisitions

Kinvolved, Inc.

On February 1, 2022, the Company acquired all of the equity interests of Kinvolved, Inc. (“Kinvolved”). Kinvolved is a leading provider of K-12 communications, attendance and engagement solutions software. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Kinvolved was $23.3 million, which included $16.2 million of cash and additional contingent cash consideration, payable based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $7.1 million. Transaction costs of $1.2 million incurred in the three months ended March 31, 2022 are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $4.5 million and net tangible assets of $0.2 million. The Company recorded $18.6 million of goodwill arising from the acquisition, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

Chalk.com Education ULC

On May 2, 2022, the Company acquired all of the equity interests of Chalk.com Education ULC (“Chalk”). Chalk is an integrated curriculum planning and analytics platform for K-12 schools. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Chalk was $13.5 million, which included $10.4 million of cash and additional contingent cash consideration payable based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $3.1 million. Transaction costs of $0.9 million incurred for the three months ended June 30, 2022 are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $3.6 million and net tangible liabilities of $0.2 million. The Company recorded goodwill of $10.0 million arising from the acquisition, all of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

Headed2, LLC

On June 1, 2022, the Company acquired all of the equity interests of Headed2, LLC (“Headed2”). Headed2 is a career path planning platform that delivers state-level support for college, career, military, and life readiness to students of all ages by providing a more complete approach to researching and preparing for future success. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Headed2 was $5.8 million, which was paid in cash. Transaction costs of $0.5 million incurred for the three months ended June 30, 2022 are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $2.3 million and net tangible assets of $0.2 million. The Company recorded goodwill of $3.3 million arising from the acquisition, all of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

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
The total purchase price for Hobsons was $318.9 million, which was paid in cash. Transaction costs of $4.9 million incurred for the year ended December 31, 2021 are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.

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

The total purchase price for Kickboard was $15.5 million, which was paid in cash. Transaction costs of $1.1 million incurred for the year ended December 31, 2021 are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.
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

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

SaaS	$107,552	$94,823	$210,216	$170,652
Professional services	19,119	16,083	35,182	29,036
Software maintenance	27,458	26,940	54,559	54,202
License and other	3,462	7,557	7,227	9,660
Total revenue	$157,591	$145,403	$307,184	$263,550
Revenue recognized for the three and six month periods ended June 30, 2022 and 2021 from performance obligations satisfied in the prior periods was immaterial.

Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

United States	$145,106	$134,061	$283,568	$241,811
Canada	9,239	9,392	17,983	17,668
Other	3,246	1,950	5,633	4,071
Total revenue	$157,591	$145,403	$307,184	$263,550
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	June 30, 2022	December 31, 2021

Balance at beginning of period	$301,157	$235,190
Decrease from revenue recognized	(210,259)	(225,594)
Increase from acquisitions	1,586	26,952
Increase from current period net deferred revenue additions	85,540	264,609
Balance at end of period	$178,024	$301,157
As of June 30, 2022, the Company expects to recognize revenue on approximately 97% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021

Contract costs, current	$5,343	$4,835
Contract costs, noncurrent	21,397	18,454
Total contract costs	$26,740	$23,289
Amortization expense for contract cost assets was $1.1 million and $2.1 million for the three and six months ended June 30, 2022 and $0.8 million and $1.5 million for the three and six months ended June 30, 2021, respectively. There was no impairment of contract cost assets during the periods presented.

5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	June 30, 2022	December 31, 2021

Accounts receivable	$59,884	$53,367
Less allowance	(3,325)	(4,964)
Accounts receivable—net	$56,559	$48,403
The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	June 30, 2022	December 31, 2021

Allowance for doubtful accounts, beginning balance	$4,964	$7,869
Additions to (removals from) allowance for doubtful accounts	(1,642)	(2,857)
Write-offs of bad debt expense	3	(48)
Allowance for doubtful accounts, ending balance	$3,325	$4,964
6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	June 30, 2022	December 31, 2021

Building	$—	$7,519
Land	—	294
Computer and software	19,331	18,512
Furniture and fixtures	1,693	2,912
Leasehold improvements	2,831	3,963
Property and equipment	23,855	33,200
Less accumulated depreciation	(16,771)	(17,524)
Property and equipment—net	$7,084	$15,676
Depreciation expense was $1.3 million and $2.6 million for the three and six months ended June 30, 2022 and $1.7 million and $3.3 million for the three and six months ended June 30, 2021. See Note 13 for further information regarding the extinguishment of our Building and Land.

In the three months ended June 30, 2022, the Company vacated several smaller office locations prior to their respective contractual termination dates. As a result, a charge of $1.0 million related to the write-off of the furniture and leasehold improvements within these locations were recognized. See Note 12 for further information regarding the closure of these office locations.

7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Gross capitalized product development costs	$132,031	$109,290
Less accumulated amortization	(39,505)	(28,679)
Capitalized product development costs—net	$92,526	$80,611
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $5.5 million and $10.8 million for the three and six months ended June 30, 2022, and $3.8 million and $7.3 million for the three and six months ended June 30, 2021.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2021	$2,454,692
Additions due to acquisitions	31,937
Other adjustments[1]	375
Balance—June 30, 2022	$2,487,004
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

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	June 30, 2022	Weighted- Average Useful Life	December 31, 2021	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$292,459	9 years	$285,400	8 years
Customer relationships	742,600	14 years	740,100	14 years
Trademarks	53,493	10 years	52,700	9 years
	$1,088,552		$1,078,200
Accumulated Amortization
Developed technology	$(117,549)		$(100,704)
Customer relationships	(182,496)		(155,012)
Trademarks	(20,130)		(17,575)
	$(320,175)		$(273,291)
Intangible Assets—Net
Developed technology	$174,910		$184,696
Customer relationships	560,104		585,088
Trademarks	33,363		35,125
	$768,377		$804,909
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general, and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$8,467	$8,603	$16,845	$16,459
Selling, general, and administrative expense	15,070	14,931	30,039	28,262
Total amortization of acquired intangible assets	$23,537	$23,534	$46,884	$44,721
The estimated future amortization of intangible assets as of June 30, 2022, is as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$47,240
2023	94,480
2024	93,839
2025	93,650
2026	82,583
Thereafter	356,585
Total	$768,377

10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2022	December 31, 2021

Accrued compensation	$28,181	$38,492
Accrued interest	413	650
Accrued taxes	6,058	2,131
Other accrued expenses	30,943	29,894
Total accrued expenses	$65,595	$71,167

Included within other accrued expenses is the contingent consideration liability related to the acquisitions of Kinvolved and Chalk. The fair value of the contingent consideration is determined using the Monte Carlo simulation. The fair value is estimated quarterly and is based on unobservable inputs, including management estimates and assumptions about achieving future revenues and/or the Company's share price, and is, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration as of June 30, 2022 is expected to be paid within a year.
The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	10,079
Payment	(1,392)
Fair value adjustments	(5,926)
Balance—June 30, 2022	$2,761

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
As of June 30, 2022, the interest rate for Eurocurrency loans under the First Lien is the rate per annum equal to the LIBOR, as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum in the case of Eurocurrency loans with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of June 30, 2022 and December 31, 2021 was 4.62% and 3.10%, respectively.
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
Under the amended terms of the Revolving Credit Agreement, the Company was permitted to borrow up to $289.0 million as of June 30, 2022 and December 31, 2021, respectively. Issuance costs paid through June 30, 2022 (including those issued in connection with the increase in the borrowing capacity and the extension of the maturity date) were $3.4 million. The interest rate is the rate per annum equal to the LIBOR, as administered by the ICE Benchmark Administration for deposits in dollars plus the applicable margin. The applicable margin is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum, payable quarterly in arrears.
During the six months ended June 30, 2022, we borrowed $70.0 million on the Revolving Credit Agreement, which was reflected as the outstanding balance on the facility as of June 30, 2022. There was no outstanding balance as of December 31, 2021.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of June 30, 2022 and December 31, 2021, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	June 30, 2022	December 31, 2021

Total outstanding principal—First Lien	$747,875	$751,750
Total outstanding principal	747,875	751,750
Less current portion of long-term debt	(7,750)	(7,750)
Less unamortized debt discount	(854)	(992)
Less unamortized debt issuance costs	(8,258)	(9,583)
Total long-term debt—net	$731,013	$733,425
Maturities on long-term debt outstanding as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$3,875
2023	7,750
2024	7,750
2025	728,500
Total	$747,875
12. Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $1.3 million and $3.3 million for the three and six months ended June 30, 2022 and $2.0 and $4.0 million for the three and six months ended June 30, 2021, respectively.

In the three months ended June 30, 2022, the Company vacated several smaller office locations prior to their respective contractual lease termination date. As a result, $7.6 million of right-of-use assets associated with these properties were written-off. Additionally, the Company also incurred an additional $0.3 million of costs associated with closing these office locations. These costs were recorded as selling, general and administrative expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

Operating lease costs for the three and six months ended June 30, 2022 are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost[1]	$11,694	$17,249
Short-term lease cost	20	72
Variable lease cost and other, net	369	660
Total lease cost	$12,083	$17,981
Cash paid for operating leases	$2,203	$4,495
______________
1 Amount includes the write-off of right-of-use assets associated with the vacated properties.

Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$4,138
2023	5,454
2024	3,347
2025	2,189
2026	1,258
Thereafter	776
Total undiscounted cash flows	$17,162
Less imputed interest	784
Present value of lease liabilities	$16,378
Weighted average remaining term (years)	3.2
Weighted average discount rate	3.5%
Prior to our adoption of the new lease standard (ASC 842), future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,
2022	$8,683
2023	4,131
2024	2,651
2025	1,373
2026	410
Total	$17,248
13. COMMITMENTS AND CONTINGENCIES
Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $51.7 million through 2026.

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

On January 1, 2022, the arrangement qualified as an operating lease upon adoption of the new leasing standards of ASC 842. As a result, the financing obligation noted above and associated assets of $6.5 million were extinguished and a corresponding operating lease liability of $2.0 million and operating lease right-of-use asset of $2.6 million were recorded.
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $2.0 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.
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
Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions. On a quarterly basis, the Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, or result in the Company accruing a liability, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both (i) the likelihood of loss and (ii) the estimated amount of such loss related to such legal matters. Until the final resolution of such legal matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.
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

As of June 30, 2022, the holders of our issued Class A common stock collectively represented approximately 79.9% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 20.1% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three-months ended June 30, 2022 was 20.1%.

15. SHARE-BASED COMPENSATION

Prior to the IPO, Holdings LLC had historically maintained equity incentive plans for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Company’s 2021 Omnibus Incentive Plan (“2021 Plan”), approved on July 27, 2021 in connection with the IPO.
Pre-IPO equity incentive plan
Management Incentive Units (MIUs)
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
MIU activity for the six-month period ended June 30, 2021 was as follows:

	Number of Underlying Units	Weighted-Average Grant-Date Fair Value
Outstanding—December 31, 2020	28,143,250	$1.25
Units granted	—	—
Units canceled	(166,430)	$1.28
Outstanding—June 30, 2021	27,976,820	$1.26
Vested—June 30, 2021	11,021,997	$1.27
The aggregate intrinsic value of the outstanding MIUs at June 30, 2021 was approximately $71.3 million.
The Company used the Black-Scholes option-pricing model to determine the fair value of the MIUs. The determination of the fair value using the Black-Scholes option-pricing model was affected by the Company’s estimated common unit price, as well as by assumptions regarding several complex and subjective variables. These variables included the Company’s expected unit price volatility over the term of the MIU, expected dividend yield, risk-free interest rates, and expected term. There were no MIUs granted during the three or six-month periods ending June 30, 2021.

All of the vested and unvested time-based MIUs were exchanged for unrestricted and restricted shares of Class A common stock as part of the Organizational Transactions in connection with the IPO. All of the performance-

based MIUs remain outstanding post-IPO, however the vesting conditions were modified (see below for additional details).
Long-Term Incentive Plan (“LTIP”)
Holdings LLC provided for an LTIP that granted incentives to key members of management. The incentives were payable in cash and vested only when a certain qualified liquidity event has occurred and a certain equity return multiple has been met, subject to the employee’s continuous employment from the time of granting to the time of vesting. No compensation expense was recorded related to the LTIP for the period prior to the IPO as the performance based vesting provisions were not probable at any time during the period. The aggregate intrinsic value of the outstanding LTIP as of June 30, 2021 was $5.5 million.
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
LTIP
On September 28, 2021, the LTIP holders were granted a total of 528,618 RSUs in exchange for the cancellation of their rights to the cash payments under the pre-IPO LTIP. The RSUs vest over a two year service period starting July 30, 2021. There was no incremental share-based compensation expense from the modification of the LTIP. The share-based compensation expense recognized for the RSUs granted in exchange for the original LTIP rights was $1.5 million and $3.2 million for the three and six-month periods ended June 30, 2022.

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

RSU and RSA activity for the six-months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2021	6,269,077	$24.89	438,863	$9.56
Granted	4,136,920	$16.76	—	$—
Vested	—	$—	(231,456)	$9.31
Canceled	(513,113)	$20.65	(6,224)	$12.73
Balance—June 30, 2022	9,892,884	$21.71	201,183	$9.74
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue
Subscriptions and support	$1,243	$9	$2,277	$19
Service	1,262	70	2,246	141
Research and development	3,558	240	6,428	478
Selling, general, and administrative	7,997	1,054	14,659	2,099
Total stock-based compensation	$14,060	$1,373	$25,610	$2,737
As of June 30, 2022, the total future compensation cost related to unvested share awards is $178.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.

16. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS based on net loss attributable to PowerSchool Holdings, Inc. for the three and six months ended June 30, 2022, divided by the basic weighted average number of Class A common stock outstanding for the corresponding periods. Diluted EPS of Class A common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

The Company excluded the shares of Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have any rights to receive dividends or distributions upon the liquidation or winding up of the Company. Accordingly, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(6,458)	$—	$(20,577)	$—
Less: net loss attributable to the noncontrolling interest	(1,933)	—	(3,940)	—
Net Loss attributable to PowerSchool Holdings, Inc.	$(4,525)	$—	$(16,637)	$—
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	158,229,171	—	158,171,056	—
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.03)	$—	$(0.11)	$—

In addition, the following securities were not included in the computation of diluted shares outstanding for the three and six months ended June 30, 2022 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested Restricted Shares and RSUs	10,113,893	—	10,113,893	—
LLC Units	39,928,472	—	39,928,472	—
Total excluded from diluted EPS calculation	50,042,365	—	50,042,365	—

17. INCOME TAXES

The Company recorded income tax expense (benefit) of $(2.9) million and $1.6 million for the three and six months ended June 30, 2022, respectively, and $(1.7) million and $(17.3) million for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rate was 31.2% and (8.4)% for the three and six months ended June 30, 2022, respectively, and 39.9% and 89.4% for the three and six months ended June 30, 2021, respectively. The income tax expense (benefit) for the three and six months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest, non-deductible stock compensation, and adjustments to deferred tax expense relating to the business combination completed during the six month period. The income tax benefit for the three and six months ended June 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance release as a result of the business combination completed during the six month period, and the pre-tax book income mix between taxable foreign corporate subsidiaries and Holdings LLC, which was treated as a partnership for federal income tax purposes.

As of June 30, 2022, the Company had gross unrecognized tax benefits of $1.7 million, all of which, if recognized, would impact the effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

Tax Receivable Agreement

In connection with the Organizational Transactions, the Company entered into a TRA with Topco LLC, Vista Equity Partners and Onex. The TRA provides for the payment by the Company to Topco LLC, Vista Equity Partners and Onex, collectively, of 85% of the amount of tax benefits, if any, that are realized, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units with the proceeds of the IPO or exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities and of Holdings LLC and subsidiaries of Holdings LLC that existed prior to the IPO and (iii) certain other tax benefits related to our making payments under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unit holder maintaining a continued ownership interest in us or Holdings LLC and the rights of Topco LLC under the TRA are assignable. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that are actually realized.

As of June 30, 2022, $4.1 million of the TRA was classified as a current liability and $400.0 million was classified as non-current in the consolidated balance sheet.
18. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were less than $0.1 million for the three and six months ended June 30, 2022, and June 30, 2021. Following the IPO, we may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for all periods presented.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $0.7 million and $2.4 million for all other services purchased from entities with common ownership for the three and six months ended June 30, 2022, and $0.3 million and $0.7 million for the three and six months ended June 30, 2021. Substantially all of the expenses related to these services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were less than $0.3 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively, and are included in accounts payable and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $33.7 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $2.9 million and $5.4 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and six months ended June 30, 2022 and $2.4 million and $3.2 million for the three and six months ended June 30, 2021.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company will provide certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoices EAB on a monthly basis for these agreed upon services. Additionally, the Company may cross charge EAB for direct expenses incurred by us on EAB’s behalf and collect cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. As of June 30, 2022, there was no remaining receivable recorded in prepaid expenses and other current assets in the consolidated balance sheet.
On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Access and Use Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense which was amortized monthly over the term of the agreement in a selling, general, and administrative expense line item on our consolidated statement of operations. The Company recognized rent expense in the amount of $0.3 million for the three and six months ended June 30, 2021 related to the upfront fee. As the agreement ended in March 2022, there was $0.2 million of rent expense recognized for the six months ended June 30, 2022 but no associated rent expense recognized for the three months ended June 30, 2022.
19. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the three and six months ended June 30, 2022 of $2.6 million and $5.1 million and $2.3 million and $4.3 million for the three and six months ended June 30, 2021.
20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through August 8, 2022, the date at which the condensed consolidated financial statements were available to be issued.

Subsequent to June 30, 2022, the Company paid $40.0 million of the outstanding balance on its Revolving Credit Facility. The outstanding balance on the facility as of August 8, 2022 was $30.0 million.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of June 30, 2022, we serve more than 15,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., have 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
We have created a strong competitive moat by investing over the past 20 years to build, maintain and continuously update our K-12 regulatory compliance reporting capabilities that solve state-specific, funding-related regulatory pain points for our customers. This investment is currently supported by a team of approximately 150 individuals in our broader research and development organization of approximately 1,000 individuals as of June 30, 2022.
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
From 2015, through June 2022, we completed 16 strategic acquisitions to thoughtfully build out our Unified Platform of K-12 software solutions, building upon years of leadership:
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
•Acquisition of Naviance and Intersect in 2021, adding the leading college and career readiness solution for K-12; and
•Eight other smaller acquisitions.
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a Unified Platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 85.7% and 86.2% of our total revenue for the three and six months ended June 30, 2022, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 107.3% and 108.0% as of June 30, 2022 and 2021, respectively.
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
Continue to Expand Into Complementary Adjacencies
From 2015 to June 30, 2022, we have acquired and successfully integrated 16 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. M&A is core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of June 30, 2022, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.
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
We closed the quarter ended June 30, 2022 with ARR of $580.3 million compared to $526.6 million as of June 30, 2021, an increase of 10.2% year-over-year.
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
We closed the twelve-month period ended June 30, 2022 with a Net Revenue Retention Rate of 107.3% compared to Net Revenue Retention of 108.0% for the twelve-month period ended June 30, 2021. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
License and other. License and other revenues consist primarily of one-time perpetual license and partner royalty fees or reseller arrangements. We expect license and other revenues to fluctuate period over period, primarily due to the variability caused by the point in time nature of this revenue stream.
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
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.
Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$135,010	$121,763	$264,775	$224,854
Service	19,119	16,083	35,182	29,036
License and other	3,462	7,557	7,227	9,660
Total revenue	157,591	145,403	307,184	263,550
Cost of Revenue:
Subscriptions and support	37,260	33,632	75,294	62,664
Service	15,737	12,795	30,734	23,489
License and other	717	531	1,703	929
Depreciation and amortization	14,271	12,846	28,230	24,602
Total cost of revenue	67,985	59,804	135,961	111,684
Gross Profit	89,606	85,599	171,223	151,866
Operating Expenses:
Research and development	26,088	21,929	52,706	40,474
Selling, general, and administrative	47,484	30,653	87,587	55,984
Acquisition costs	1,043	177	2,618	5,780

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and amortization	16,137	16,154	32,095	30,713
Total operating expenses	90,752	68,913	175,006	132,951
Income (loss) from operations	(1,146)	16,686	(3,783)	18,915
Interest expense—Net	8,743	21,297	15,765	38,559
Other (expense) income—net	(498)	(376)	(576)	(233)
Loss before income taxes	(9,391)	(4,235)	(18,972)	(19,411)
Income tax expense (benefit)	(2,933)	(1,690)	1,605	(17,349)
Net loss	(6,458)	(2,545)	(20,577)	(2,062)
Less: Net loss attributable to non-controlling interest	(1,933)	—	(3,940)	—
Net loss attributable to PowerSchool Holdings, Inc.	(4,525)	(2,545)	(16,637)	(2,062)
Other comprehensive income (loss) —Foreign currency translation	345	(381)	(125)	(228)
Total other comprehensive income (loss)	345	(381)	(125)	(228)
Less: comprehensive income (loss) attributable to non-controlling interest	$70	$—	$(25)	$—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(4,250)	$(2,926)	$(16,737)	$(2,290)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	86%	84%	86%	85%
Service	12	11	12	11
License and other	2	5	2	4
Total revenue	100	100	100	100
Cost of Revenue:
Subscriptions and support	24	23	25	24
Service	10	9	10	9
License and other	<1	<1	<1	<1
Depreciation and amortization	9	9	9	9
Total cost of revenue	43	41	44	42
Gross Profit	57	59	56	58
Operating Expenses:
Research and development	17	15	17	15
Selling, general, and administrative	30	21	29	21
Acquisition costs	<1	<1	<1	2
Depreciation and amortization	10	11	10	12
Total operating expenses	57	47	56	50
Income (loss) from operations	(<1)	11	(1)	7
Interest expense—Net	6	15	5	15
Other (expense) income—net	(<1)	(<1)	(<1)	(<1)
Loss before income taxes	(6)	(3)	(6)	(7)
Income tax expense (benefit)	(2)	(1)	<1	(7)
Net loss	(4)	(2)	(7)	(<1)
Less: Net loss attributable to non-controlling interest	(1)	—	(1)	—
Net loss attributable to PowerSchool Holdings, Inc.	(3)	(2)	(5)	(<1)
Other comprehensive income (loss) —Foreign currency translation	<1	(<1)	(<1)	(<1)
Total other comprehensive income loss	<1	(<1)	(<1)	(<1)
Less: comprehensive income (loss) attributable to non-controlling interest	<1	—	(<1)	—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(3)%	(2)%	(5)%	(<1)%

Discussion of Results of Operations
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Subscriptions and support	$135,010	$121,763	$13,247	11%	$264,775	$224,854	$39,921	18%
Service	19,119	16,083	3,036	19%	35,182	29,036	6,146	21%
License and other	3,462	7,557	(4,095)	(54)%	7,227	9,660	(2,433)	(25)%
Total revenue	$157,591	$145,403	$12,188	8%	$307,184	$263,550	$43,634	17%
The period-over-period increase in subscriptions and support revenue for the three and six months ended June 30, 2022 was driven by renewals and increased sales of our solutions to existing and new customers. The period-over-period increase in service revenue was driven by increased implementation and training services related to our solutions sold to existing and new customers. The period-over-period change in license and other revenue was driven primarily due to the variability caused by the point in time nature of this revenue stream; we expect this variability to continue in future quarters.
Total Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Cost of Revenue:
Subscriptions and support	$37,260	$33,632	$3,628	11%	$75,294	$62,664	$12,630	20%
Service	15,737	12,795	2,942	23%	30,734	23,489	7,245	31%
License and other	717	531	186	35%	1,703	929	774	83%
Depreciation and amortization	14,271	12,846	1,425	11%	28,230	24,602	3,628	15%
Total cost of revenue	$67,985	$59,804	$8,181	14%	$135,961	$111,684	$24,277	22%

The period-over-period increase in subscriptions and support cost of revenue for the three and six months ended June 30, 2022 was driven by a $2.1 million and $4.8 million increase in personnel-related costs from increased staffing, $1.1 million and $3.3 million increase in cloud hosting usage and $1.2 million and $2.3 million increase from post-IPO stock-based compensation expense, respectively. The increase for the six months ended June 30, 2022 was also driven by $2.6 million of higher royalty expense.

The period-over-period increase in service cost of revenue for the three and six months ended June 30, 2022 was driven by a $1.2 million and $2.1 million increase from post-IPO stock-based compensation expense, $0.9 million and $1.6 million increase in PowerSchool University costs and $0.5 million and $1.1 million increase in personnel-related costs due to increased staffing, respectively. The increase for the six months ended June 30, 2022 was also driven by an increase of $2.1 million of contractor and travel expense.

The period-over-period increase in license and other cost of revenue for the three and six months ended June 30, 2022 was driven by new royalty agreements and higher student counts.

The increase in depreciation and amortization cost of revenue was due to additional amortization expense resulting from higher capitalized software assets.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$26,088	$21,929	$4,159	19%	$52,706	$40,474	$12,232	30%
Selling, general, and administrative	47,484	30,653	16,831	55%	87,587	55,984	31,603	56%
Acquisition costs	1,043	177	866	489%	2,618	5,780	(3,162)	(55)%
Depreciation and amortization	16,137	16,154	(17)	—%	32,095	30,713	1,382	4%
Total operating expenses	$90,752	$68,913	21,839	32%	$175,006	$132,951	$42,055	32%

Research and development. The period-over-period increase in research and development expense for the three and six months ended June 30, 2022 was primarily attributable to a $2.7 million and $6.2 million increase in personnel-related expenses due to increased staffing and $3.3 million and $6.0 million increase from post-IPO stock-based compensation expense, offset by $1.5 million and $2.4 million of higher capitalized research and development expense, respectively. The period-over-period increase for the six months ended was also driven by $1.9 million of software costs.

Selling, general, and administrative. The period-over-period increase in selling, general, and administrative expense for the three and six months ended June 30, 2022 was primarily attributable to a $8.9 million costs associated with early lease terminations in the quarter ended June 30, 2022, $6.9 million and $12.6 million increase from post-IPO stock-based compensation expense, $3.8 million and $7.1 million increase in personnel-related expenses due to increased staffing and a $4.8 million and $11.8 million increase in third party expenses primarily due to public company costs, third party reseller fees, return of pre-COVID corporate travel and events, respectively. These increases were offset by a $5.9 million credit recorded in the three and six months ended June 30, 2022 related to the change in fair value of acquisition-related contingent consideration liability.
Acquisition costs. The period-over-period increase in acquisition costs for the three months ended June 30, 2022 was driven primarily by acquisition activities in the current period. The period-over-period decrease in acquisition costs for the six months ended June 30, 2022 was driven by the acquisition costs related to the Hobsons acquisition in the prior period.

Depreciation and amortization. The depreciation and amortization for the three months ended June 30, 2022 was consistent with the same period in the prior year. The period-over-period increase in depreciation and amortization for the six months ended June 30, 2022 was driven by the higher acquisition-related intangible asset balance.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Interest Expense	$8,743	$21,297	$(12,554)	(59)%	$15,765	$38,559	$(22,794)	(59)%
The period-over-period decrease in interest expense for the three and six months ended June 30, 2022 was primarily driven by the lower balance owed under our credit facilities resulting from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO. This decrease was partially offset by the impact of higher interest rates for the three and six months ended June 30, 2022.

Other Expenses (Income) - Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Other Expenses (Income) - Net	$(498)	$(376)	$(122)	32%	$(576)	$(233)	$(343)	147%
The period-over-period fluctuations in Other Income (Expense) - Net for the three and six months ended June 30, 2022 was primarily due to fluctuations on the remeasurement of foreign denominated cash and accounts receivable balances.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(2,933)	$(1,690)	$(1,243)	74%	$1,605	$(17,349)	$18,954	(109)%

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

The period-over-period change in income tax expense (benefit) for the three months ended June 30, 2022 was primarily due to the loss allocated to the noncontrolling interest and stock-based compensation.

The period-over-period change in income tax expense (benefit) for the six months ended June 30, 2022 was primarily due to stock-based compensation, a write-off to deferred tax expense relating to the business combination completed during the six month period, and a valuation allowance release relating to a business combination completed during the six month period ending June 30, 2021.
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
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $15.4 million, which was held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
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

Our negative cash flows from operations in the six months ended June 30, 2022 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs beyond the next 12 months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the timing of required TRA payments, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022, we had deferred revenue of $178.0 million, of which $173.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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
In the quarter ended March 31, 2022, the Company borrowed $30.0 million under its Revolving Credit Agreement. The Company borrowed an additional $40.0 million in the quarter ended June 30, 2022. The outstanding balance on the facility was $70.0 million as of June 30, 2022, of which $40.0 million was paid subsequent to June 30, 2022.
Borrowings under the First Lien bear interest at the Adjusted Eurocurrency Rate plus the initial margin of 3.25% per annum. The “Eurocurrency Rate” is defined as the LIBOR as administered by the Intercontinental Exchange (ICE) Benchmark Administration for deposits in dollars. Assuming no change to period end interest rates and no changes with respect to our level of indebtedness, we expect to incur interest expense of $34.6 million in the next twelve months.
As of June 30, 2022, the interest rate on the First Lien was 4.62%.
Please refer to Note 11 to our condensed consolidated financial statements for more information regarding the repayment of our outstanding debt.
Other Contractual Obligations
See Note 13 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(80,319)	$(50,934)
Net cash used in investing activities	(55,675)	(340,120)
Net cash provided by financing activities	65,830	360,664
Effect of foreign exchange rate on cash and cash equivalents	(872)	189
Net decrease in cash and cash equivalents and restricted cash	$(71,036)	$(30,201)
Cash and cash equivalents and restricted cash at beginning of period	86,991	53,246
Cash and cash equivalents and restricted cash at end of period	$15,955	$23,045
Operating Activities
Net cash used in operating activities of $80.3 million for the six months ended June 30, 2022 was primarily related to our net loss of $20.6 million, adjusted for non-cash charges of $89.4 million and net cash outflows of $149.1 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $60.3 million, share-based compensation expense of $25.6 million and $8.6 million from the write-off of right-of-use assets and property and equipment. Additionally, we recorded a $5.9 million reduction to the fair value of our acquisition-related contingent consideration liability. The main drivers of net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $125.4 million and accounts receivable of $6.6 million due to the seasonality of our billing cycle.
Net cash used in operating activities of $50.9 million for the six months ended June 30, 2021 was primarily related to our net loss of $2.1 million, adjusted for non-cash charges of $64.3 million and net cash outflows of $113.1 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $61.8 million and management incentive unit-based compensation of $2.7 million. The main drivers of the net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $90.7 million and accounts receivable of $0.7 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $55.7 million for the six months ended June 30, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved, Chalk and Headed2 (net of cash acquired) of $31.2 million, investment in capitalized product development costs of $20.9 million, purchases of property and equipment of $2.2 million and payment of a portion of our acquisition-related contingent consideration liability of $ $1.4 million.
Net cash used in investing activities of $340.1 million for the six months ended June 30, 2021 was primarily related to the net cash paid for our acquisition of Hobsons of $318.8 million and our investment in capitalized product development costs of $19.1 million.
Financing Activities
Net cash provided by financing activities of $65.8 million for the six months ended June 30, 2022 was primarily related to proceeds from borrowing on our Revolving Credit Agreement of $70.0 million, offset by the scheduled repayments of our First Lien debt of 3.9 million.
Net cash provided by financing activities of $360.7 million for the six months ended June 30, 2021 was primarily related to net proceeds from our Bridge Loan of $315.2 million and from our Revolving Credit Agreement of $55.0 million, partially offset by payments related to our First Lien debt of $3.9 million and deferred offering costs of $2.7 million.

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

Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net loss, as determined by GAAP. We define Adjusted EBITDA as net loss adjusted for net interest expense, depreciation and amortization, provision for (benefit from) income tax, share-based compensation expense and the related employer payroll tax, management fees, restructuring expense, and acquisition-related expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.

Free Cash Flow

Free Cash Flow is a supplemental measure of liquidity that is not made under GAAP and does not represent, and should not be considered as, an alternative to cash flow from operations, as determined by GAAP. We define Free Cash Flow as net cash provided by operating activities less cash used for purchases of property and equipment and capitalized product development costs. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated by our operations inclusive of that used for investments in property and equipment and capitalized product development costs.

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021

Gross profit	$89,606	$85,599	$171,223	$151,866
Depreciation	265	439	540	832
Share-based compensation(1)	2,146	81	4,313	162
Restructuring(2)	1,129	893	2,102	1,480
Acquisition-related expense(3)	91	168	291	251
Amortization	14,005	12,407	27,690	23,769
Adjusted Gross Profit	$107,242	$99,587	$206,159	$178,360
Gross Profit Margin(4)	56.9%	58.9%	55.7%	57.6%
Adjusted Gross Profit Margin(5)	68.1%	68.5%	67.1%	67.7%

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
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(6,458)	$(2,545)	$(20,577)	$(2,062)
Add:
Amortization	29,075	27,337	57,728	52,031
Depreciation	1,333	1,663	2,596	3,283
Net interest expense(1)	8,743	21,297	15,765	38,552
Income tax expense (benefit)	(2,933)	(1,690)	1,605	(17,349)
Share-based compensation	12,242	1,373	24,637	2,737
Management fees(2)	93	115	177	191
Restructuring(3)	10,037	1,200	10,182	2,737
Acquisition-related expense(4)	(3,393)	1,476	(766)	7,738

Adjusted EBITDA	$48,739	$50,226	$91,347	$87,858

Net loss margin	(4.1)%	(1.8)%	(6.7)%	(0.8)%
Adjusted EBITDA margin(5)	30.9%	34.5%	29.7%	33.3%

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
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our income statement and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. Also, refers to the fair value adjustments recorded to the contingent consideration liability related to the acquisitions of Kinvolved and Chalk.These incremental costs are embedded in our research and development, selling, general, and administrative and cost of revenue line items.
(5)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(15,777)	$523	$(80,319)	$(50,934)
Less:
Purchases of property and equipment	(440)	(1,831)	(2,201)	(2,172)
Capitalized product development costs	(12,007)	(10,572)	(20,927)	(19,137)
Free Cash Flow	$(28,224)	$(11,880)	$(103,447)	$(72,243)

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of June 30, 2022, our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at LIBOR, as administered by the ICE Benchmark Administration for deposits in dollar, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
In the prior year, with the proceeds of the IPO and cash from operations, we repaid in full the Second Lien Credit Agreement, the Incremental Facility and the Bridge Loan, as well as all of the outstanding balance under the Revolving Credit Agreement.
On June 30, 2022, we had an outstanding debt balance of $747.9 million related to our First Lien and $70.0 million outstanding under the Revolving Credit Agreement. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $7.5 million associated with our First Lien Credit Agreement.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in disputes, litigation, and other legal actions. On a quarterly basis, the Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, or result in the Company accruing a liability, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both (i) the likelihood of loss and (ii) the estimated amount of such loss related to such legal matters. Until the final resolution of such legal matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.
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

PowerSchool Holdings, Inc.

Date: August 8, 2022	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	Chief Financial Officer
(Principal Financial Officer)