Form 10-Q
period 2022-09-30
POWERSCHOOL HOLDINGS, INC.
filed 2022-11-08
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒

The registrant had 199,421,799 shares of common stock outstanding as of October 31, 2022.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of September 30, 2022	As of December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$108,873	$86,479
Accounts receivable—net of allowance of $6,160 and $4,964 respectively	102,402	48,403
Prepaid expenses and other current assets	36,889	38,423
Total current assets	248,164	173,305
Property and equipment - net	6,793	15,676
Operating lease right-of-use assets	9,962	—
Capitalized product development costs - net	98,338	80,611
Goodwill	2,486,423	2,454,692
Intangible assets - net	745,805	804,909
Other assets	28,562	27,489
Total assets	$3,624,047	$3,556,682
Liabilities and Stockholders'/Members’ Equity
Current Liabilities:
Accounts payable	$6,509	$12,449
Accrued expenses	73,255	71,167
Operating lease liabilities, current	6,419	—
Deferred revenue, current	363,754	294,276
Current portion of long-term debt	7,750	7,750
Total current liabilities	457,687	385,642
Noncurrent Liabilities:
Other liabilities	2,315	7,423
Operating lease liabilities—net of current	9,241	—
Deferred taxes	294,682	295,959
Tax Receivable Agreement liability	397,679	404,394
Deferred revenue—net of current	4,962	6,881
Long-term debt, net	729,818	733,425
Total liabilities	1,896,384	1,833,724
Commitments and contingencies (Note 13)
Stockholders'/Members’ Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 159,365,089 shares issued and outstanding as of September 30, 2022. 158,034,497 shares issued and outstanding as of December 31, 2021	16	16

Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,928,472 shares issued and outstanding as of September 30, 2022. 39,928,472 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	1,429,664	1,399,967
Accumulated other comprehensive loss	(1,960)	(216)
Accumulated deficit	(185,629)	(165,026)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,242,095	1,234,745
Non-controlling interest	485,568	488,213
Total stockholders'/members’ equity	1,727,663	1,722,958
Total liabilities and stockholders'/members' equity	$3,624,047	$3,556,682
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscriptions and support	$137,095	$124,272	$401,870	$349,126
Service	19,933	18,497	55,114	47,533
License and other	5,406	6,183	12,633	15,843
Total revenue	162,434	148,952	469,617	412,502
Cost of revenue:
Subscriptions and support	39,009	35,138	114,303	97,802
Service	14,852	14,482	45,585	37,971
License and other	1,087	618	2,790	1,547
Depreciation and amortization	14,839	13,094	43,069	37,696
Total cost of revenue	69,787	63,332	205,747	175,016
Gross profit	92,647	85,620	263,870	237,486
Operating expenses:
Research and development	27,821	24,400	80,528	64,874
Selling, general, and administrative	45,530	47,276	133,117	103,260
Acquisition costs	11	295	2,630	6,074
Depreciation and amortization	15,955	16,103	48,050	46,816
Total operating expenses	89,317	88,074	264,325	221,024
Income (loss) from operations	3,330	(2,454)	(455)	16,462
Interest expense—Net	11,158	12,857	26,923	51,416
Loss on extinguishment of debt	—	12,905	—	12,905
Other expenses (income) —Net	(3,100)	(403)	(3,677)	(634)
Loss before income taxes	(4,728)	(27,813)	(23,701)	(47,225)
Income tax expense (benefit)	(811)	(2,685)	794	(20,035)
Net loss	(3,917)	(25,128)	(24,495)	(27,190)
Less: Net loss attributable to non-controlling interest	(1,389)	(5,752)	(5,330)	(5,752)
Net loss attributable to PowerSchool Holdings, Inc.	(2,528)	(19,376)	(19,165)	(21,438)
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.02)	$(0.12)	$(0.12)	$(0.14)
Weighted average shares of Class A common stock outstanding - basic and diluted	158,812,536	156,962,167	158,387,266	156,962,167

Other comprehensive income (loss) —Foreign currency translation	(741)	(336)	(1,744)	(564)
Total other comprehensive income (loss)	(741)	(336)	(1,744)	(564)
Less: comprehensive income (loss) attributable to non-controlling interest	$(149)	$(11)	$(350)	$(57)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(3,120)	$(19,701)	$(20,559)	$(21,945)
See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2021	$—	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	12,209	—	—	—	12,209
Foreign currency translation	—	—	—	—	—	—	(469)	—	—	(469)
Allocation of equity to noncontrolling interests	—	—	—	—	—	(2,024)	—	—	2,024	—
Deferred offering costs	—	—	—	—	—	(295)	—	—	—	(295)
Adjustments to deferred taxes	—	—	—	—	—	212	—	—	—	212
Cumulative effect adjustment upon adoption of ASC 842 (note 2)	—	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	—	(12,113)	(2,007)	(14,120)
Balance—March 31, 2022	$—	158,150	$16	39,928	$4	$1,410,069	$(685)	$(178,576)	$488,230	$1,719,058
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	14,937	—	—	—	14,937
Foreign currency translation	—	—	—	—	—	—	(534)	—	—	(534)
Allocation of equity to noncontrolling interests	—	—	—	—	—	(2,605)	—	—	2,605	—
Net loss	—	—	—	—	—	—	—	(4,525)	(1,933)	(6,458)
Balance—June 30, 2022	$—	158,266	$16	39,928	$4	$1,422,401	$(1,219)	$(183,101)	$488,902	$1,727,003
Issuance of common stock upon vesting of Restricted Stock Awards	—	1,099	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	13,300	—	—	—	13,300
Net share settlement of equity awards	—	—	—	—	—	(8,825)	—	—	—	(8,825)
Adjustments to deferred taxes	—	—	—	—	—	843	—	—	—	843
Foreign currency translation	—	—	—	—	—	—	(741)	—	—	(741)
Allocation of equity to noncontrolling interests	—	—	—	—	—	1,945	—	—	(1,945)	—
Net loss	—	—	—	—	—	—	—	(2,528)	(1,389)	(3,917)
Balance—September 30, 2022	$—	159,365	$16	39,928	$4	$1,429,664	$(1,960)	$(185,629)	$485,568	$1,727,663

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Repurchase of management incentive units	(448)	—	—	—	—	—	—	—	—	(448)
Management incentive unit-based compensation	1,364	—	—	—	—	—	—	—	—	1,364
Foreign currency translation	—	—	—	—	—	—	153	—	—	153
Net income	—	—	—	—	—	—	—	483	—	483
Balance—March 31, 2021	$1,856,646	—	$—	—	$—	$—	$594	$(177,815)	$—	$1,679,425
Repurchase of management incentive units	—	—	—	—	—	—	—	—	—	—
Management incentive unit-based compensation	1,373	—	—	—	—	—	—	—	—	1,373
Foreign currency translation	—	—	—	—	—	—	(381)	—	—	(381)
Net loss	—	—	—	—	—	—	—	(2,545)	—	(2,545)
Balance—June 30, 2021	$1,858,019	—	$—	—	$—	$—	$213	$(180,360)	$—	$1,677,872
Activity prior to IPO and organizational transactions:	—	—	—	—	—	—	—	—	—	—
Management incentive unit-based compensation	467	—	—	—	—	—	—	—	—	467
Foreign currency translation	—	—	—	—	—	—	(55)	—	—	(55)
Net Income	—	—	—	—	—	—	—	553	—	553
Balance—July 30, 2021	$1,858,486	—	$—	—	$—	$—	$158	$(179,807)	$—	$1,678,837
Effects of the IPO and organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount, commissions and deferred offering costs	—	157,918	16	—	—	754,448	—	—	—	754,464
Issuance of Class B common stock	—	—	—	39,928	4	—	—	—	—	4
Effects of organizational transactions	(1,858,486)	—	—	—	—	1,370,041	—	—	488,445	—
Allocation of equity to non-controlling interests	—	—	—	—	—	(51,700)	—	47,041	4,659	—
Establishment of tax receivable agreement liability	—	—	—	—	—	(403,799)	—	—	—	(403,799)
Adjustment to deferred taxes	—	—	—	—	—	(287,549)	—	—	—	(287,549)
Activity subsequent to the IPO and organizational transactions:
Stock-based compensation	—	—	—	—	—	10,907	—	—	—	10,907
Foreign currency translation	—	—	—	—	—	—	(384)	—	—	(384)
Allocation of equity to non-controlling interests	—	—	—	—	—	(2,097)	—	—	2,097	—
Net loss	—	—	—	—	—	—	—	(19,929)	(5,752)	(25,681)
Balance—September 30, 2021	$—	157,918	$16	39,928	$4	$1,390,251	$(226)	$(152,695)	$489,449	$1,726,799

See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,495)	$(27,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	12,905
Depreciation and amortization	91,119	84,496
Share-based compensation	38,100	13,455
Write-off of right-of-use assets and disposal of property and equipment	8,597	27
Change in fair value of acquisition-related contingent consideration	(5,586)	—
Other	1,216	8,329
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(52,651)	(28,982)
Prepaid expenses and other current assets	1,635	(4,333)
Other assets	(1,526)	(1,667)
Accounts payable	(5,621)	(1,995)
Accrued expenses	(521)	1,246
Other liabilities	(8,290)	(192)
Deferred taxes	(507)	(21,406)
Deferred revenue	65,312	88,193
Net cash provided by operating activities	106,782	122,886
Cash flows from investing activities:
Purchases of property and equipment	(2,844)	(3,222)
Investment in capitalized product development costs	(33,285)	(28,278)
Acquisitions—net of cash acquired	(31,155)	(319,230)
Partial payment of acquisition-related contingent consideration	(1,392)	—
Net cash used in investing activities	(68,676)	(350,730)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(8,824)	—
Proceeds from Revolving Credit Agreement	70,000	55,000
Proceeds from Bridge Loan	—	315,200
Repayment of Bridge Loan	—	(320,000)
Repayment of Second Lien Debt	—	(365,000)
Repayment of Revolving Credit Agreement	(70,000)	(95,000)
Repayment of Incremental Facility	—	(68,775)
Repayment of First Lien Debt	(5,813)	(5,813)
Payments for repurchase of management incentive units	—	(448)
Payments of deferred offering costs	(295)	(11,753)
Payment of debt issuance costs	—	(2,823)
Repayment of capital leases	—	(25)
Proceeds from initial public offering	—	766,075
Net cash (used in) provided by financing activities	(14,932)	266,638
Effect of foreign exchange rate changes on cash	(782)	(515)
Net increase in cash, cash equivalents, and restricted cash	22,392	38,279
Cash, cash equivalents, and restricted cash—Beginning of period	86,991	53,246
Cash, cash equivalents, and restricted cash—End of period	$109,383	$91,525
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,700	$44,774
Cash paid for income taxes	1,586	1,399
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$326	$234
Capitalized interest related to investment in capitalized product development costs	497	267
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$108,873	$91,013
Restricted cash, included in other current assets	510	512
Total cash, cash equivalents, and restricted cash	$109,383	$91,525
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’/members’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021, and the notes to such interim condensed consolidated financial statements are unaudited.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. These adjustments consist of normal and recurring items. The results of operations for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in January 2021. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued in 2022 or potentially 2023 (pending possible extension). The optional expedients within ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively. On September 16, 2022, the Company amended its First Lien and Revolving Credit Agreement (each as defined below) to change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), as administered by the Federal Reserve Bank of New York. We applied practical expedients provided in Topic 848 to account for these modifications as if they were not substantial. These modifications had no significant impact on our financial statements. Refer to Note 11 for further information.

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
Concentration of Credit Risk
The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of September 30, 2022 and December 31, 2021, substantially all the Company’s cash has been deposited in low-interest-bearing accounts.
The Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits at certain financial institutions. We have deposits only with financial institutions believed to have high-quality credit.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, historical payments, and current economic trends. The Company had no customers who accounted for more than 10% of accounts receivable as of September 30, 2022 and December 31, 2021. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
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
There were no deferred offering costs included in other assets as of September 30, 2022 and December 31, 2021 as the accumulated deferred offering costs of $11.8 million were reclassified to additional paid-in capital upon consummation of the IPO in the third quarter of the fiscal year ended December 31, 2021. Additional deferred offering costs of $0.3 million were incurred and included in additional paid-in capital for the nine months ended September 30, 2022. No additional deferred offering costs were incurred for the three months ended September 30, 2022.

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
Advertising Expense
Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $1.7 million and $4.0 million for the three and nine months ended September 30, 2022 and $1.3 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
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
Foreign currency exchange gains and losses are recorded within other expense, net. For the three and nine months ended September 30, 2022, foreign currency transaction gains were $0.5 million and $1.0 million, respectively. For the three and nine months ended September 30, 2021, foreign currency transaction gains were $0.4 million and $0.2 million, respectively.
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

3. BUSINESS COMBINATIONS
We completed two acquisitions in fiscal year 2021 and three acquisitions during the nine months ended September 30, 2022. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

The total purchase price for Kinvolved was $23.3 million, which included $16.2 million of cash and additional contingent cash consideration, payable based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $7.1 million. Transaction costs of $1.2 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $4.5 million and net tangible assets of $0.2 million. The Company recorded $18.6 million of goodwill arising from the acquisition, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

Chalk.com Education ULC

On May 2, 2022, the Company acquired all of the equity interests of Chalk.com Education ULC (“Chalk”). Chalk is an integrated curriculum planning and analytics platform for K-12 schools. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Chalk was $13.5 million, which included $10.4 million of cash and additional contingent cash consideration payable based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $3.1 million. Transaction costs of $0.9 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $3.6 million and net tangible liabilities of $0.2 million. The Company recorded goodwill of $10.0 million arising from the acquisition, all of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

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

The total purchase price for Headed2 was $5.8 million, which was paid in cash. Transaction costs of $0.5 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $2.3 million and net tangible assets of $0.2 million. The Company recorded goodwill of $3.3 million arising from the acquisition, all of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

Fiscal 2021 Acquisitions
Hobsons, Inc.
On March 3, 2021, the Company acquired all of the equity interests of Hobsons, Inc. (“Hobsons”). Hobsons’ businesses were comprised of Naviance and Intersect. Naviance is a college, career, and life readiness solution used by students across U.S. schools for assessing and developing students’ interests and competencies in preparation for life after high school. Intersect is an innovative admissions solution connecting Naviance students to their best-fit higher education opportunities. The purpose of the acquisition was to enhance and expand the PowerSchool product offering.
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

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

SaaS	$109,526	$97,290	$319,742	$267,942
Professional services	19,933	18,497	55,114	47,533
Software maintenance	27,569	26,982	82,128	81,184
License and other	5,406	6,183	12,633	15,843
Total revenue	$162,434	$148,952	$469,617	$412,502
Revenue recognized for the three and nine month periods ended September 30, 2022 and 2021 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

United States	$150,626	$137,967	$434,194	$379,778
Canada	9,260	8,992	27,243	26,660
Other	2,548	1,993	8,180	6,064
Total revenue	$162,434	$148,952	$469,617	$412,502
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	September 30, 2022	December 31, 2021

Balance at beginning of period	$301,157	$235,190
Decrease from revenue recognized	(236,631)	(225,594)
Increase from acquisitions	1,586	26,952
Increase from current period net deferred revenue additions	302,604	264,609
Balance at end of period	$368,716	$301,157
As of September 30, 2022, the Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021

Contract costs, current	$5,614	$4,835
Contract costs, noncurrent	22,187	18,454
Total contract costs	$27,801	$23,289
Amortization expense for contract cost assets was $1.3 million and $3.4 million for the three and nine months ended September 30, 2022 and $0.9 million and $2.4 million for the three and nine months ended September 30, 2021, respectively. There was no impairment of contract cost assets during the periods presented.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	September 30, 2022	December 31, 2021

Accounts receivable	$108,562	$53,367
Less allowance	(6,160)	(4,964)
Accounts receivable—net	$102,402	$48,403
The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	September 30, 2022	December 31, 2021

Allowance for doubtful accounts, beginning balance	$4,964	$7,869
Additions to (removals from) allowance for doubtful accounts	1,515	(2,857)
Write-offs of bad debt expense	(319)	(48)
Allowance for doubtful accounts, ending balance	$6,160	$4,964

6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	September 30, 2022	December 31, 2021

Building	$—	$7,519
Land	—	294
Computer and software	19,460	18,512
Furniture and fixtures	1,691	2,912
Leasehold improvements	2,792	3,963
Property and equipment	23,943	33,200
Less accumulated depreciation	(17,150)	(17,524)
Property and equipment—net	$6,793	$15,676
Depreciation expense was $1.1 million and $3.7 million for the three and nine months ended September 30, 2022 and $1.7 million and $5.0 million for the three and nine months ended September 30, 2021. See Note 13 for further information regarding the extinguishment of our Building and Land.

In June 2022, the Company vacated several smaller office locations prior to their respective contractual termination dates. As a result, a charge of $1.0 million related to the write-off of the furniture and leasehold improvements within these locations were recognized. See Note 12 for further information regarding the closure of these office locations.

7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Gross capitalized product development costs	$143,771	$109,290
Less accumulated amortization	(45,433)	(28,679)
Capitalized product development costs—net	$98,338	$80,611
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $6.0 million and $16.9 million for the three and nine months ended September 30, 2022, and $4.0 million and $11.3 million for the three and nine months ended September 30, 2021.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2021	$2,454,692
Additions due to acquisitions	31,937
Other adjustments[1]	(206)
Balance—September 30, 2022	$2,486,423
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

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	September 30, 2022	Weighted- Average Useful Life	December 31, 2021	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$293,580	9 years	$285,400	8 years
Customer relationships	742,600	14 years	740,100	14 years
Trademarks	53,470	10 years	52,700	9 years
	$1,089,650		$1,078,200
Accumulated Amortization
Developed technology	$(126,117)		$(100,704)
Customer relationships	(196,306)		(155,012)
Trademarks	(21,422)		(17,575)
	$(343,845)		$(273,291)
Intangible Assets—Net
Developed technology	$167,463		$184,696
Customer relationships	546,294		585,088
Trademarks	32,048		35,125
	$745,805		$804,909
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general, and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$8,571	$8,561	$25,416	$25,017
Selling, general, and administrative expense	15,104	14,915	45,138	43,180
Total amortization of acquired intangible assets	$23,675	$23,476	$70,554	$68,197

The estimated future amortization of intangible assets as of September 30, 2022, is as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$23,679
2023	94,715
2024	94,074
2025	93,885
2026	82,817
Thereafter	356,635
Total	$745,805
10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2022	December 31, 2021

Accrued compensation	$35,368	$38,492
Accrued interest	127	650
Accrued taxes	5,750	2,131
Other accrued expenses	32,010	29,894
Total accrued expenses	$73,255	$71,167

Included within other accrued expenses is the contingent consideration liability related to the acquisitions of Kinvolved and Chalk. The fair value of the contingent consideration is determined using the Monte Carlo simulation. The fair value is estimated quarterly and is based on unobservable inputs, including management estimates and assumptions about achieving future revenues and/or the Company's share price, and is, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration as of September 30, 2022 is expected to be paid within a year.
The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	10,079
Payment	(1,392)
Fair value adjustments	(5,586)
Balance—September 30, 2022	$3,101

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

On September 16, 2022, the Company entered into Amendment No. 4 to the First Lien, which amended the First Lien to change the reference rate from LIBOR to the SOFR, as administered by the Federal Reserve Bank of New York, beginning on September 30, 2022.

As of September 30, 2022, the interest rate for the First Lien is the rate per annum equal to SOFR, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of September 30, 2022 and December 31, 2021 was 6.03% and 3.10%, respectively.
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
Under the amended terms of the Revolving Credit Agreement, the Company was permitted to borrow up to $289.0 million as of September 30, 2022 and December 31, 2021, respectively. Issuance costs paid through September 30, 2022 (including those issued in connection with the increase in the borrowing capacity and the extension of the maturity date) were $3.4 million.

On September 16, 2022, the Company entered into Amendment No. 4 to the Revolving Credit Agreement, which amended the Revolving Credit Agreement to change the reference rate from LIBOR to the SOFR, as administered by the Federal Reserve Bank of New York, beginning on September 30, 2022.

As of September 30, 2022, the interest rate is equal to SOFR, plus the applicable margin. The applicable margin is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum, payable quarterly in arrears.
During the nine months ended September 30, 2022, we borrowed and repaid $70.0 million on the Revolving Credit Agreement. There was no outstanding balance as of September 30, 2022 and December 31, 2021.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of September 30, 2022 and December 31, 2021, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	September 30, 2022	December 31, 2021

Total outstanding principal—First Lien	$745,938	$751,750
Total outstanding principal	745,938	751,750
Less current portion of long-term debt	(7,750)	(7,750)
Less unamortized debt discount	(786)	(992)
Less unamortized debt issuance costs	(7,584)	(9,583)
Total long-term debt—net	$729,818	$733,425
Maturities on long-term debt outstanding as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$1,938
2023	7,750
2024	7,750
2025	728,500
Total	$745,938
12. Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $1.1 million and $4.3 million for the three and nine months ended September 30, 2022 and $2.3 and $6.2 million for the three and nine months ended September 30, 2021, respectively.

In June 2022, the Company vacated several smaller office locations prior to their respective contractual lease termination date. As a result, $7.6 million of right-of-use assets associated with these properties were written-off. Additionally, the Company also incurred an additional $0.3 million of costs associated with closing these office locations. These costs were recorded as selling, general and administrative expenses within the operating expenses in the consolidated statements of operations and comprehensive loss.

Operating lease costs for the three and nine months ended September 30, 2022 are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost[1]	$1,138	$12,291
Short-term lease cost	49	149
Variable lease cost and other, net	346	1,006
Total lease cost	$1,533	$13,446
Cash paid for operating leases	$2,516	$7,136
ROU assets obtained in exchange for new lease liabilities	$1,830	$5,484
______________
1 The nine months ended operating lease cost includes the write-off of right-of-use assets associated with the vacated properties.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$2,469
2023	5,994
2024	4,343
2025	2,164
2026	1,233
Thereafter	743
Total undiscounted cash flows	$16,946
Less imputed interest	1,286
Present value of lease liabilities	$15,660
Weighted average remaining term (years)	3.3
Weighted average discount rate	3.9%
Prior to our adoption of the new lease standard (ASC 842), future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,
2022	$8,683
2023	4,131
2024	2,651
2025	1,373
2026	410
Total	$17,248
13. COMMITMENTS AND CONTINGENCIES
Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $47.8 million through 2026.

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

Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $2.5 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.
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

As of September 30, 2022, the holders of our issued Class A common stock collectively represented approximately 80.0% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 20.0% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three and nine-months ended September 30, 2022 was 20.1%, respectively.

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
MIU activity for the year-to-date period through the consummation of the IPO on July 30, 2021 was as follows:

	Number of Underlying Units	Weighted-Average Grant-Date Fair Value
Outstanding—December 31, 2020	28,143,250	$1.25
Units canceled	(166,430)	$1.28
Outstanding—IPO (July 30, 2021)	27,976,820	$1.26
Vested—IPO (July 30, 2021)	10,830,525	$1.26
The Company used the Black-Scholes option-pricing model to determine the fair value of the MIUs. The determination of the fair value using the Black-Scholes option-pricing model was affected by the Company’s estimated common unit price, as well as by assumptions regarding several complex and subjective variables. These variables included the Company’s expected unit price volatility over the term of the MIU, expected dividend yield, risk-free interest rates, and expected term. There were no MIUs granted during the three or nine-month periods ended September 30, 2021.

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
LTIP
On September 28, 2021, the LTIP holders were granted a total of 528,618 RSUs in exchange for the cancellation of their rights to the cash payments under the pre-IPO LTIP. The RSUs vest over a two year service period starting July 30, 2021. There was no incremental share-based compensation expense from the modification of the LTIP. The share-based compensation expense recognized for the RSUs granted in exchange for the original LTIP rights was $1.3 million and $4.6 million for the three and nine-month periods ended September 30, 2022.

Post-IPO equity incentive plans
The 2021 Plan reserves 19,315,000 shares of the Company’s Class A common stock and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.

The RSUs granted under the 2021 Plan vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the nine-months ended September 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2021	6,269,077	$24.89	438,863	$9.56
Granted	4,470,848	$16.72	—	$—
Vested	(1,533,694)	$25.08	(346,474)	$9.30
Canceled	(947,942)	$21.36	(6,224)	$12.73
Balance—September 30, 2022	8,258,289	$20.84	86,165	$10.34

The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue
Subscriptions and support	$1,352	$554	$3,629	$574
Service	557	770	2,803	912
Research and development	3,462	1,892	9,890	2,370
Selling, general, and administrative	7,119	7,503	21,778	9,599
Total stock-based compensation	$12,490	$10,719	$38,100	$13,455
Share-based compensation capitalized as product development costs was $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, and $0.7 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the total future compensation cost related to unvested share awards is $160.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.

16. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS based on net loss attributable to PowerSchool Holdings, Inc. for the three and nine months ended September 30, 2022, divided by the basic weighted average number of Class A common stock outstanding for the corresponding periods. Diluted EPS of Class A common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

The Company excluded the shares of Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have any rights to receive dividends or distributions upon the liquidation or winding up of the Company. Accordingly, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(3,917)	$(25,128)	$(24,495)	$(27,190)
Less: net loss attributable to the noncontrolling interest	(1,389)	(5,752)	(5,330)	(5,752)
Net Loss attributable to PowerSchool Holdings, Inc.	$(2,528)	$(19,376)	$(19,165)	$(21,438)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	158,812,536	156,962,167	158,387,266	156,962,167
Net loss attributable to the PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.02)	$(0.12)	$(0.12)	$(0.14)

In addition, the following securities were not included in the computation of diluted shares outstanding for the three and nine months ended September 30, 2022 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested Restricted Shares and RSUs	8,151,595	6,797,302	8,151,595	6,797,302
LLC Units	39,928,472	39,928,472	39,928,472	39,928,472
Total excluded from diluted EPS calculation	48,080,067	46,725,774	48,080,067	46,725,774

17. INCOME TAXES

The Company recorded income tax expense (benefit) of $(0.8) million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $(2.7) million and $(20.0) million for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rate was 17.1% and (3.3)% for the three and nine months ended September 30, 2022, respectively, and 9.8% and 42.7% for the three and nine months ended September 30, 2021, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest, non-deductible stock compensation, the impact of remeasuring deferred taxes for a Pennsylvania tax law change, and adjustments to deferred tax expense relating to the business combination completed during the nine month period. The income tax benefit for the three and nine months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to a valuation allowance release as a result of the business combination completed during the nine month period, and the pre-tax book income mix between taxable foreign corporate subsidiaries and Holdings LLC, which was treated as a partnership for federal income tax purposes.

As of September 30, 2022, the Company had gross unrecognized tax benefits of $1.7 million, all of which, if recognized, would impact the effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

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

As of September 30, 2022, $4.1 million of the TRA was classified as a current liability and $397.7 million was classified as non-current in the consolidated balance sheet.
18. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were $0.1 million for the three and nine months ended September 30, 2022, and $0.3 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Following the IPO, we may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for all periods presented.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $0.8 million and $3.2 million for all other services purchased from entities with common ownership for the three and nine months ended September 30, 2022, and $1.0 million and $1.7 million for the three and nine months ended September 30, 2021. Substantially all of the expenses related to these services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were less than $0.1 million as of September 30, 2022 and December 31, 2021, respectively, and are included in accounts payable and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $33.7 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $3.5 million and $8.8 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and nine months ended September 30, 2022 and $2.4 million and $5.5 million for the three and nine months ended September 30, 2021.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company provided certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoiced EAB on a monthly basis for these agreed upon services. Additionally, the Company cross charged EAB for direct expenses incurred by us on EAB’s behalf and collected cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. The TSA ended in September 2022. As of September 30, 2022, there was no remaining receivable recorded in prepaid expenses and other current assets in the consolidated balance sheet.
On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Access and Use Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense which was amortized monthly over the term of the agreement in a selling, general, and administrative expense line item on our consolidated statement of operations. The Company recognized rent expense in the amount of $0.3 million and $0.6 million for the three and nine months ended September 30, 2021 related to the upfront fee. As the agreement ended in March 2022, there was $0.2 million of rent expense recognized for the nine months ended September 30, 2022 but no associated rent expense recognized for the three months ended September 30, 2022.
19. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the three and nine months ended September 30, 2022 of $2.6 million and $7.6 million and $2.3 million and $6.6 million for the three and nine months ended September 30, 2021.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through November 8, 2022, the date at which the condensed consolidated financial statements were available to be issued.

On November 4, 2022, Severin Topco, LLC (“Topco LLC”) executed an amendment of the outstanding management incentive units (“MIUs”) held by certain executives. These amendments had an effect of modifying the awards' vesting condition. The Company is in the process of assessing the financial statement impact of the modification.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of September 30, 2022, we serve more than 15,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., have 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
We have created a strong competitive moat by investing over the past 20 years to build, maintain and continuously update our K-12 regulatory compliance reporting capabilities that solve state-specific, funding-related regulatory pain points for our customers. This investment is currently supported by a team of approximately 150 individuals in our broader research and development organization of approximately 1,000 individuals as of September 30, 2022.
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
From 2015, through September 30, 2022, we completed 16 strategic acquisitions to thoughtfully build out our Unified Platform of K-12 software solutions, building upon years of leadership:
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
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a Unified Platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 84.4% and 85.6% of our total revenue for the three and nine months ended September 30, 2022, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 108.7% and 105.6% as of September 30, 2022 and 2021, respectively.
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
Continue to Expand Into Complementary Adjacencies
From 2015 to September 30, 2022, we have acquired and successfully integrated 16 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. M&A is core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of September 30, 2022, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.
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
We closed the quarter ended September 30, 2022 with ARR of $585.4 million compared to $527.8 million as of September 30, 2021, an increase of 10.9% year-over-year.
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
We closed the twelve-month period ended September 30, 2022 with a Net Revenue Retention Rate of 108.7% compared to Net Revenue Retention of 105.6% for the twelve-month period ended September 30, 2021. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.
Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$137,095	$124,272	$401,870	$349,126
Service	19,933	18,497	55,114	47,533
License and other	5,406	6,183	12,633	15,843
Total revenue	162,434	148,952	469,617	412,502
Cost of Revenue:
Subscriptions and support	39,009	35,138	114,303	97,802
Service	14,852	14,482	45,585	37,971
License and other	1,087	618	2,790	1,547
Depreciation and amortization	14,839	13,094	43,069	37,696
Total cost of revenue	69,787	63,332	205,747	175,016
Gross Profit	92,647	85,620	263,870	237,486
Operating Expenses:
Research and development	27,821	24,400	80,528	64,874
Selling, general, and administrative	45,530	47,276	133,117	103,260
Acquisition costs	11	295	2,630	6,074

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and amortization	15,955	16,103	48,050	46,816
Total operating expenses	89,317	88,074	264,325	221,024
Income (loss) from operations	3,330	(2,454)	(455)	16,462
Interest expense—Net	11,158	12,857	26,923	51,416
Loss on extinguishment of debt	—	12,905	—	12,905
Other (expense) income—net	(3,100)	(403)	(3,677)	(634)
Loss before income taxes	(4,728)	(27,813)	(23,701)	(47,225)
Income tax expense (benefit)	(811)	(2,685)	794	(20,035)
Net loss	(3,917)	(25,128)	(24,495)	(27,190)
Less: Net loss attributable to non-controlling interest	(1,389)	(5,752)	(5,330)	(5,752)
Net loss attributable to PowerSchool Holdings, Inc.	(2,528)	(19,376)	(19,165)	(21,438)
Other comprehensive income (loss) —Foreign currency translation	(741)	(336)	(1,744)	(564)
Total other comprehensive income (loss)	(741)	(336)	(1,744)	(564)
Less: comprehensive income (loss) attributable to non-controlling interest	$(149)	$(11)	$(350)	$(57)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(3,120)	$(19,701)	$(20,559)	$(21,945)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	84%	83%	85%	84%
Service	13	12	12	12
License and other	3	4	3	4
Total revenue	100	100	100	100
Cost of Revenue:
Subscriptions and support	24	24	24	24
Service	9	10	10	9
License and other	<1	<1	<1	<1
Depreciation and amortization	9	9	9	9
Total cost of revenue	43	43	44	42
Gross Profit	57	57	56	58
Operating Expenses:
Research and development	17	16	17	16
Selling, general, and administrative	28	32	28	25
Acquisition costs	<1	<1	<1	1
Depreciation and amortization	10	11	10	11
Total operating expenses	55	59	56	54
Income (loss) from operations	2	(2)	(<1)	4
Interest expense—Net	7	9	6	12
Loss on extinguishment of debt	—	9	—	3
Other (expense) income—net	(2)	(<1)	(<1)	(<1)
Loss before income taxes	(3)	(19)	(5)	(11)
Income tax expense (benefit)	(<1)	(2)	<1	(5)
Net loss	(2)	(17)	(5)	(7)
Less: Net loss attributable to non-controlling interest	(<1)	(4)	(1)	(1)
Net loss attributable to PowerSchool Holdings, Inc.	(2)	(13)	(4)	(5)
Other comprehensive income (loss) —Foreign currency translation	<1	(<1)	(<1)	(<1)
Total other comprehensive income loss	<1	(<1)	(<1)	(<1)
Less: comprehensive income (loss) attributable to non-controlling interest	<1	(<1)	(<1)	(<1)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(2)%	(13)%	(4)%	(5)%

Discussion of Results of Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Subscriptions and support	$137,095	$124,272	$12,823	10%	$401,870	$349,126	$52,744	15%
Service	19,933	18,497	1,436	8%	55,114	47,533	7,581	16%
License and other	5,406	6,183	(777)	(13)%	12,633	15,843	(3,210)	(20)%
Total revenue	$162,434	$148,952	$13,482	9%	$469,617	$412,502	$57,115	14%
The period-over-period increase in subscriptions and support revenue for the three and nine months ended September 30, 2022 was driven by renewals and increased sales of our solutions to existing and new customers. The period-over-period increase in service revenue for the three and nine months ended September 30, 2022 was driven by increased implementation and in-person PowerSchool University events related to our solutions sold to existing and new customers. The period-over-period change in license and other revenue was driven primarily due to the variability caused by the point in time nature of this revenue stream; we expect this variability to continue in future quarters.
Total Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Cost of Revenue:
Subscriptions and support	$39,009	$35,138	$3,871	11%	$114,303	$97,802	$16,501	17%
Service	14,852	14,482	370	3%	45,585	37,971	7,614	20%
License and other	1,087	618	469	76%	2,790	1,547	1,243	80%
Depreciation and amortization	14,839	13,094	1,745	13%	43,069	37,696	5,373	14%
Total cost of revenue	$69,787	$63,332	$6,455	10%	$205,747	$175,016	$30,731	18%

The period-over-period increase in subscriptions and support cost of revenue for the three and nine months ended September 30, 2022 was primarily attributable to a $1.0 million and $5.6 million increase in personnel-related costs from increased staffing, $2.5 million and $5.9 million increase in cloud hosting usage and $0.9 million and $3.1 million increase from post-IPO stock-based compensation expense, respectively. The increase for the nine months ended September 30, 2022 was also driven by $2.4 million of higher royalty expense.

The period-over-period increase in service cost of revenue for the three months ended September 30, 2022 was was primarily attributable to a $0.5 million increase in PowerSchool University costs. The period-over-period increase in service cost of revenue for the nine months ended September 30, 2022 was primarily attributable to a $2.0 million increase in personnel staffing costs, $2.1 million increase in PowerSchool University costs, $1.9 million increase from post-IPO stock-based compensation expense, and $1.1 million increase in costs associated with migration projects.

The period-over-period increase in license and other cost of revenue for the three and nine months ended September 30, 2022 was driven by higher royalty costs from new royalty arrangements and higher student counts.

The increase in depreciation and amortization cost of revenue was due to additional amortization expense resulting from higher capitalized projects.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$27,821	$24,400	$3,421	14%	$80,528	$64,874	$15,654	24%
Selling, general, and administrative	45,530	47,276	(1,746)	(4)%	133,117	103,260	29,857	29%
Acquisition costs	11	295	(284)	(96)%	2,630	6,074	(3,444)	(57)%
Depreciation and amortization	15,955	16,103	(148)	(1)%	48,050	46,816	1,234	3%
Total operating expenses	$89,317	$88,074	1,243	1%	$264,325	$221,024	$43,301	20%

Research and development. The period-over-period increase in research and development expense for the three and nine months ended September 30, 2022 was primarily attributable to a $1.3 million and $2.1 million increase in acquisition-related costs, $2.5 million and $8.7 million increase in personnel-related expenses due to increased staffing and $1.8 million and $7.5 million increase from post-IPO stock-based compensation expense, offset by $2.5 million and $4.8 million of higher capitalized research and development expense, respectively. The period-over-period increase for the nine months ended was also driven by a $2.6 million increase in internal hosting costs.

Selling, general, and administrative. The period-over-period decrease in selling, general, and administrative expense for the three months ended September 30, 2022 was primarily attributable to a $0.8 million decrease in operating lease expense associated with early lease terminations as well as various other cost efficiencies driven in the quarter. The period-over-period increase in selling, general, and administrative expense for the nine months ended September 30, 2022 was primarily attributable to $8.9 million increase from restructuring related to early lease abandonment, $12.0 million increase from post-IPO stock-based compensation expense, $5.4 million increase in personnel-related expenses due to increased staffing and $3.5 million return of pre-COVID corporate travel and events.
Acquisition costs. The period-over-period decrease in acquisition costs for the three and nine-month periods ended September 30, 2022 was driven primarily by lower acquisition activities in the current periods.

Depreciation and amortization. The depreciation and amortization for the three months ended September 30, 2022 was consistent with the same period in the prior year. The period-over-period increase in depreciation and amortization for the nine months ended September 30, 2022 was driven by the higher acquisition-related intangible asset balance.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Interest Expense	$11,158	$12,857	$(1,699)	(13)%	$26,923	$51,416	$(24,493)	(48)%
The period-over-period decrease in interest expense for the three and nine months ended September 30, 2022 was primarily driven by the lower balance owed under our credit facilities resulting from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO. This decrease was partially offset by the impact of higher interest rates for the three and nine months ended September 30, 2022.

Other Expenses (Income) - Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Other Expenses (Income) - Net	$(3,100)	$(403)	$(2,697)	669%	$(3,677)	$(634)	$(3,043)	480%
The period-over-period fluctuations in Other Expenses (Income) - Net for the three and nine months ended September 30, 2022 was primarily due to the $2.3 million gain upon remeasurement of our TRA liability due to a change in the Pennsylvania tax law for the three months period ended September 30, 2022, as well as fluctuations on the remeasurement of foreign denominated cash and accounts receivable balances.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(811)	$(2,685)	$1,874	(70)%	$794	$(20,035)	$20,829	(104)%

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

The period-over-period change in income tax expense (benefit) for the three months ended September 30, 2022 was primarily due to a decrease to pre-tax book loss, stock-based compensation, and the impact of remeasuring deferred taxes for a change in Pennsylvania tax law.

The period-over-period change in income tax expense (benefit) for the nine months ended September 30, 2022 was primarily due to stock-based compensation, a write-off to deferred tax expense relating to the business combination completed during the current period, and the impact of remeasuring deferred taxes for a change in Pennsylvania tax law. In the prior nine-month period, the income tax benefit was affected by a valuation allowance release relating to a business combination completed during the period.
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
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $108.9 million, which was held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
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
Our positive cash flows from operations in the nine months ended September 30, 2022 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs beyond the next 12 months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022, we had deferred revenue of $368.7 million, of which $363.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin of 3.25% per annum.
As of September 30, 2022, the interest rate on the First Lien was 6.03%.
Please refer to Note 11 to our condensed consolidated financial statements for more information regarding the repayment of our outstanding debt.
Other Contractual Obligations
See Note 13 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$106,782	$122,886
Net cash (used in) investing activities	(68,676)	(350,730)
Net cash (used in) provided by financing activities	(14,932)	266,638
Effect of foreign exchange rate on cash and cash equivalents	(782)	(515)
Net increase in cash and cash equivalents and restricted cash	$22,392	$38,279
Cash and cash equivalents and restricted cash at beginning of period	86,991	53,246
Cash and cash equivalents and restricted cash at end of period	$109,383	$91,525
Operating Activities
Net cash provided by operating activities of $106.8 million for the nine months ended September 30, 2022 was primarily related to our net loss of $24.5 million, adjusted for non-cash charges of $133.4 million and net cash outflows of $2.2 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $91.1 million, share-based compensation expense of $38.1 million and $8.6 million from the write-off of right-of-use assets and property and equipment. Additionally, we recorded a $5.6 million reduction to the fair value of our acquisition-related contingent consideration liability. The main drivers of net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $65.3 million and accounts receivable of $52.7 million due to the seasonality of our billing cycle.
Net cash provided by operating activities of $122.9 million for the nine months ended September 30, 2021 was primarily related to our net loss of $27.2 million, adjusted for non-cash charges of $119.2 million and net cash outflows of $30.9 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $84.5 million and share-based compensation of $13.5 million and loss on extinguishment of debt of $12.9 million. The main drivers of the net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $88.2 million and accounts receivable of $29.0 million due to the seasonality of our billing cycle, and in deferred taxes of $21.4 million.
Investing Activities
Net cash used in investing activities of $68.7 million for the nine months ended September 30, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved, Chalk and Headed2 (net of cash acquired) of $31.2 million, investment in capitalized product development costs of $33.3 million, purchases of property and equipment of $2.8 million and payment of a portion of our acquisition-related contingent consideration liability of $1.4 million.
Net cash used in investing activities of $350.7 million for the nine months ended September 30, 2021 was primarily related to the net cash paid for our acquisition of Hobsons of $319.2 million and our investment in capitalized product development costs of $28.3 million and purchases of property and equipment of $3.2 million.
Financing Activities
Net cash used in financing activities of $14.9 million for the nine months ended September 30, 2022 was primarily related to payment of taxes related to the net settlement of equity awards of $8.8 million, repayment of our Revolving Credit Agreement of $70.0 million, scheduled repayment of our First Lien debt of $5.8 million, offset by proceeds from our Revolving Credit Agreement of $70.0 million.
Net cash provided by financing activities of $266.6 million for the nine months ended September 30, 2021 was primarily related to net proceeds from our IPO of $766.1 million, net proceeds from our Bridge Loan of $315.2 million and from our Revolving Credit Agreement of $55.0 million, offset by full repayments of our Bridge Loan, Second Lien debt of $365.0 million, Incremental Facility of $68.8 million and First Lien debt of $5.8 million, as well as the outstanding balance of our revolving credit facility of $95.0 million. Additionally, we also paid deferred offering costs in connection with our IPO of $11.8 million and debt issuance costs of $2.8 million.
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

Adjusted Gross Profit
Adjusted Gross Profit is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Adjusted Gross Profit as gross profit, adjusted for depreciation, share-based compensation expense and the related employer payroll tax, restructuring and acquisition-related expenses, amortization of acquired intangible assets and capitalized product development costs. We use Adjusted Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of depreciation, share-based compensation, restructuring expense, acquisition-related expenses, and amortization of acquired intangibles and capitalized product development costs from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

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

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021

Gross profit	$92,647	$85,620	$263,870	$237,486
Depreciation	263	489	803	1,322
Share-based compensation(1)	2,144	1,324	6,458	1,486
Restructuring(2)	1,223	905	3,325	2,385
Acquisition-related expense(3)	266	233	558	484
Amortization	14,576	12,604	42,266	36,374
Adjusted Gross Profit	$111,119	$101,175	$317,280	$279,537
Gross Profit Margin(4)	57.0%	57.5%	56.2%	57.6%
Adjusted Gross Profit Margin(5)	68.4%	67.9%	67.6%	67.8%

(1)    Refers to expenses flowing through gross profit associated with share-based compensation.
(2)    Refers to expenses flowing through gross profit related to migration of customers from legacy to core products, and severance expense related to offshoring activities and executive departures.
(3)    Refers to expenses flowing through gross profit incurred to execute and integrate acquisitions, including retention awards and severance for acquired employees.
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(3,917)	$(25,128)	$(24,495)	$(27,190)
Add:
Amortization	29,680	27,530	87,409	79,562
Depreciation	1,114	1,667	3,710	4,950
Net interest expense(1)	11,158	12,857	26,923	51,409
Loss on extinguishment of debt	—	12,905	—	12,905
Income tax expense (benefit)	(811)	(2,685)	794	(20,035)
Share-based compensation	13,222	10,719	37,859	13,455
Management fees(2)	85	424	262	615
Restructuring(3)	1,523	839	11,706	3,576
Acquisition-related expense(4)	2,535	923	1,769	8,662
Other expense (income) due to tax rate change(5)	(2,342)	—	(2,342)	—
Adjusted EBITDA	$52,247	$40,051	$143,595	$127,909

Net loss margin	(2.4)%	(16.9)%	(5.2)%	(6.6)%
Adjusted EBITDA margin(6)	32.2%	26.9%	30.6%	31.0%

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
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our income statement and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. Also, refers to the fair value adjustments recorded to the contingent consideration liability related to the acquisitions of Kinvolved and Chalk. These incremental costs are embedded in our research and development, selling, general, and administrative and cost of revenue line items.
(5)    Refers to impact of the remeasurement of the tax receivable agreement liability due to a change in Pennsylvania statutory income tax rate.
(6)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$187,103	$173,076	$106,782	$122,886
Purchases of property and equipment	(643)	(308)	(2,844)	(3,222)
Capitalized product development costs	(12,358)	(9,141)	(33,285)	(28,278)
Free Cash Flow	$174,102	$163,627	$70,653	$91,386

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of September 30, 2022, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
In the prior year, with the proceeds of the IPO and cash from operations, we repaid in full the Second Lien Credit Agreement, the Incremental Facility and the Bridge Loan, as well as all of the outstanding balance under the Revolving Credit Agreement.
On September 30, 2022, we had an outstanding debt balance of $745.9 million related to our First Lien. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $7.5 million associated with our First Lien Credit Agreement.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 4, 2022, Severin Topco, LLC (“Topco LLC”) approved an amendment of the outstanding management incentive units (“MIUs”) held by Hardeep S. Gulati, Chief Executive Officer, and Eric R. Shander, Chief Financial Officer. Pursuant to the amendment, the outstanding MIUs held by Messrs. Gulati and Shander will vest on any date on which the price of the Company’s Class A common stock equals or exceeds $25.00 (determined based on a 90-day volume weighted average price of the Class A common stock as of such date). Any outstanding MIUs that have not vested by the earlier to occur of (x) the consummation of a Sale of the Company (as defined in the Amended and Restated limited Liability Company Agreement of Topco LLC) or (y) the date on which either Vista or Onex cease to own 25% of the equity securities of the Company or Topco LLC (as applicable) that they held as of the consummation of the Company’s initial public offering, will be forfeited and cancelled for no consideration as of such date.

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

10.1
Amendment No. 4 to the First Lien Credit Agreement, dated as of September 16, 2022, by and among PowerSchool Holdings LLC (f/k/a Severin Holdings, LLC), Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2022).

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

PowerSchool Holdings, Inc.

Date: November 8, 2022	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President & Chief Financial Officer
(Principal Financial Officer)