Form 10-K
period 2022-12-31
POWERSCHOOL HOLDINGS, INC.
filed 2023-02-24
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $552.5 million based on the closing sale price of the registrant’s common stock on that date.

The registrant had 199,618,856 shares of common stock, comprised of 159,690,384 shares of Class A common stock and 39,928,472 shares of Class B common stock, outstanding as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

As a pioneer and the leading provider of cloud-based software to the K-12 education market, we provide a comprehensive platform of cloud solutions that deliver a broad range of mission-critical capabilities to K-12 organizations, including the core system of record used by districts and schools, student and teacher assessment tools, learning management systems, teacher hiring and retention solutions, and insights and analytics that leverage rich data to improve education outcomes. We serve more than 15,000 customers, including over 90 of the 100 top districts by student enrollment in the United States, over 30 state-, province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our solution is embedded in school workflows and is used on a daily basis by teachers, students, administrators and parents in schools and districts representing over 50 million students globally, over 80% of all K-12 students in the U.S. and Canada. Our cloud-based technology platform helps schools and districts efficiently manage state reporting and related compliance, special education, finance, HR, talent, registration, attendance, funding, learning, instruction, grading, college and career readiness, assessments and analytics in one place. Through our platform approach, we help our customers streamline operations, aggregate disparate data sets and develop insights using predictive modelling and machine learning. Our ability to transform information into actionable insights improves the efficiency of school operations, the quality of instruction delivered by teachers and the pace of student growth, which we believe should have a profound effect on K-12 educational outcomes.

Our broad scale, engagement with all constituents and single-sector focus has made us one of the most recognizable and trusted brands in the K-12 market. We achieved our leadership position by combining over twenty-five years of deep expertise with our vision to create modern technology to automate and streamline inefficient processes, aggregate critical data in central system of record systems and utilize assessment and data analytics to help students succeed.

School districts have steadily increased investment in cloud-based software solutions, and we expect the adoption trend to accelerate post- COVID-19. The COVID-19 pandemic created a seminal moment for education, driving secular step-function changes in the pace of technology adoption. These recent events have also exposed the lack of technological readiness in many schools and districts. Faced with extended closures, school leadership had to rapidly mobilize resources to confront the acute technical, instructional and administrative challenges of maintaining uninterrupted learning, teaching and operations.

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

Industry Background

K-12 education is an essential industry to society and one of the largest vertical end-markets in the global economy, representing the third highest discretionary spend category by the United States government in 2019. According to data from the National Center of Education Statistics and Statistics Canada, over $900 billion is spent each year on K-12 education in the United States and Canada, with approximately 61 million students enrolled in public and private K-12 institutions in 2020. The quality of our education system drives our quality of life and overall economic prosperity. The success of K-12 education depends upon a vibrant ecosystem of participants that includes students, parents, teachers and administrators—each with their own needs, opportunities and challenges.

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

Real-time Data and Insights are Needed for District and Student Success

Students, parents, teachers and administrators lack real-time information and comprehensive ways to view student, teacher and operational data. Existing systems that manage student and teacher data are often paper-based, cumbersome and have limited ability to effectively aggregate student performance information. In addition, full assessments of student capabilities typically occur during end-of-year final exams, at which point it is too late for teachers to address gaps in understanding. This summative data also does not provide educators with information about the underlying factors influencing or impeding learning, which is key to moving students forward. Without this data, schools struggle to provide parents with the appropriate level of transparency into their child’s performance. A study from Learning Heroes stated that 92% of parents believe their children are performing at or above their grade level in reading and math, while in reality only 37% of students achieve proficiency. Additionally, according to EducationData.org, dropout rates increased to 4.7% in 2017, up from 3.5% in 2007. Our platform of products helps solve these challenges caused by lack of access to real-time, comprehensive data, providing insights to help educators and administrators drive district and student success.

Teachers and Administrators Lack Resources to Deliver Personalized Learning

Students learn best when education is tailored to their individual needs, yet most of our education system is built on a one-size-fits-all pedagogy targeting the average student. Teachers, despite their best intentions, are often required to juggle several disparate solutions in the classroom for delivering instruction and managing students, resulting in a lack of time and information needed to address each child’s unique and changing needs. According to a McKinsey & Company study, How Artificial Intelligence Will Impact K-12 Teachers, published January 2020 (the “McKinsey Study”), only 49% of a teacher’s time is spent directly with students. Our suite offers teachers and administrators the information, insights and time necessary to personalize instruction at an individual student level.

Widespread Teacher Shortages Will Have a Long-Term Impact on Educational Outcomes

One of the most profound issues impacting K-12 organizations is a long-term shortage in teachers. Substandard opportunities for professional development contribute to poor teacher retention rates and widespread teacher shortages. These shortages, along with budget constraints, are leading to substandard instruction and limiting the time and attention given to students. The COVID-19 pandemic has exacerbated K-12 staffing problems, with the lowest public school employment levels since 2000, according to the Bureau of Labor Statistics. Recruiting, retaining and training high quality teachers has become an imperative for school districts, many of which continue to rely on paper-based processes and lack the network to optimize talent management. In addition, the ability to find qualified substitute teachers has become more difficult, impacting districts’ abilities to manage absences and deliver consistent educational outcomes.

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

Legacy, Compartmentalized K-12 Software Has Fallen Short

K-12 schools and districts have lagged other end-markets in terms of technology adoption. Most K-12 software was designed as point solutions (Enterprise Resource Planning (“ERP”), Learning Management System (“LMS”), Student Information System (“SIS”), assessments, etc.), which fail to provide harmonized, integrated and accurate data that meet the needs of students, parents, teachers and administrators. According to a survey conducted by Digital Promise in 2017, 74% of U.S. districts use more than 26 different technology products and only 33% of districts have integrated the majority of their technology tools. K-12 constituents are forced to navigate numerous fragmented platforms with information residing in disparate data silos. This has led to wasted time, lost productivity and has limited the ability of schools and districts to use data to improve education outcomes. Broad platforms with unified data have become a technology imperative to allow teachers to focus more on students and to drive improvement in critical education indicators on which the U.S. is lagging:

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

We believe the way teachers educate, students learn and parents partner with schools is permanently changing. As technology solutions have improved and students have greater access to devices, schools and districts have embarked on their digital transformation. In addition, the COVID- 19 pandemic forced stakeholders to accelerate this shift and test new methods of hybrid learning. We believe the current backdrop and requirement to maintain operational continuity through remote operations has put a spotlight on the need for schools to modernize their software platforms and technology infrastructure. These secular trends are causing districts to rapidly move towards implementing cloud-based platforms capable of unifying the learning experience, information, engagement and the core systems of record.

Shift to Data-Driven Education

We believe a data-driven approach to education is central to how students, teachers, parents and administrators reinvent the K-12 education experience. Real-time collaboration and engagement, deep analytics and rich information management are helping to fulfill the promise of digital transformation, workplace optimization and elevating student success. There are several ways that data and analytics are transforming education, including:

•Integration. Districts have recognized the value of data in education and have generated volumes of it; unfortunately, this data is underutilized because it often sits in disparate silos and in incongruent formats. Without integrating systems of data generation, accumulation and interpretation, the value of the data is materially diminished. Our platform integrates systems and data, and helps educators and administrators implement data-driven education initiatives.

•Actionable Insight. Actionable intelligence offers the ability to synthesize disparate data sets into reportable information. Using real- time data helps improve a range of processes including creating personalized learning programs using student achievement data, making investment decisions using data from our ERP and managing staffing and professional development improvements using our talent solutions.

•Artificial Intelligence (“AI”) and Machine Learning (“ML”). AI/ML is crucial to processing and analyzing data to provide novel insights such as identifying at-risk student before they fall too far behind, identifying staff retention risk areas and optimizing district investments. According to IDC, Spending Guide, published in 2019, education is among the top three opportunities for AI deployment.

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

Market Opportunity

PowerSchool serves a large addressable market opportunity globally as school districts continue to make significant investments in IT applications and infrastructure. In 2020, approximately $18 billion was spent on K-12 technology (of which $12 billion represents spending on software and IT services) in North America and this is expected to increase approximately 8% per year from 2020 through 2026 according to the Gartner Forecast1. Based on an analysis by Frost & Sullivan, Market Sizing Assessment for Education Technology Software Market - commissioned in 2020 in connection with our initial public offering (“IPO”), we estimate the global total available market for PowerSchool’s current set of solutions to be approximately $25 billion. To estimate our market opportunity, Frost & Sullivan identified the total number of K-12 students globally by country. Frost & Sullivan then multiplied the number of students within each country by the per student list price of our product segments, assuming deployment of each of the selected product segments and a distribution of K-12 organization sizes that is similar to those in the US.
Our Platform

Mission-Critical System of Record, Engagement and Intelligence

Our platform provides a comprehensive suite of cloud solutions that deliver a broad range of mission-critical capabilities to K-12 organizations in over 90 countries globally. Foundational to our cloud applications is our market-leading SIS. Our SIS acts as the backbone of our K-12 customers, centralizing their student information and their
1 Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2020 – 2026, 3Q22 Update.
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

processes that power core operations, while also supporting their annual state and local reporting needs. In addition to the SIS, we offer a full suite of mission-critical, cloud solutions that districts need to manage their operations, staff and instruction: PowerSchool Unified Administration, PowerSchool Unified Talent, PowerSchool Unified Classroom, PowerSchool Unified Home and PowerSchool Unified Communities. We also provide a rich set of analytic capabilities through PowerSchool Unified Insights, consolidating and enabling visualization of data generated from our solutions as well as from third-party sources. Our platform is a comprehensive and unified suite of solution that connects the office, classroom and home while bringing together students, parents, teachers and administrators providing the following key benefits:

•Mission-Critical to District Funding and Compliance. Districts and schools must adhere to a myriad of constantly evolving federal and state-specific reporting requirements to receive a significant portion of their funding. These reports, data requirements and submission guidelines vary state-to-state, and can be incredibly burdensome, oftentimes requiring dedicated functions within districts. Our compliance reporting solutions in PowerSchool SIS, PowerSchool Unified Classroom Special Programs and PowerSchool Unified Administration eFinancePLUS (ERP) cover the ever-changing requirements of more than 50 U.S. states and Canadian provinces, providing more coverage for this mission-critical process than any other SIS vendor.

•Improves Productivity Through Automation and Simplification. Our PowerSchool Unified Administration and PowerSchool Unified Talent solutions are designed to simplify and digitally transform back-end ERP and human resources (“HR”) operations. These solutions modernize finance and HR workflows within the district, including budgeting, financial reporting, procurement, teacher and employee hiring, onboarding and staff development. Through automation of time-sensitive, manual processes such as filling temporary vacancies with substitute teachers and focusing on educator efficacy with solutions for professional learning and staff evaluation, these solutions help optimize a district’s operations and allow more time and focus to be spent on classroom instruction and improving educator retention.

•Provides Real-time Insight, Transparency and Visibility. Our Unified Insights solution integrates data across functional areas including the office, classroom and home. This provides a holistic view from which all K-12 stakeholders can derive real-time insight, feedback, reporting, notifications and enhanced transparency. Educators and administrators use this visibility and data to closely track and benchmark academic successes and gaps within different demographic groups in their districts, understand location-based enrollment trends to help project funding inflows and requirements and leverage predictive analytics to identify at-risk students. Additionally, communities gain unique insight into performance at the local, district and state level, which drives accountability for leadership.

•Enables Seamless Communication, Collaboration and Engagement. The PowerSchool platform seamlessly connects all K-12 stakeholders. Teachers can manage the full instructional process while interacting digitally with students inside and outside of the classroom. For example, through the PowerSchool Unified Classroom and its Schoology LMS, educators can effectively manage their classrooms and deliver instruction through a fully digital platform, while fostering real-time collaboration with their students. Our Unified Classroom provides dashboards that highlight achievement and learning gaps, and the ability to integrate high-quality, standards-aligned digital content from any vendor into their daily curriculum, giving educators the ability to assign personalized learning paths to students based on their individual needs. This functionality has been instrumental for blended and virtual learning during the COVID-19 pandemic.

•Improves Education Outcomes. Our Company and our unified platform of products are centered around the goal of helping educators and students realize their potential. Whether we are freeing up teacher time with PowerSchool SIS and Unified Classroom, empowering educators by driving parent and student engagement with Unified Home and Unified Communities, or providing administrators the visibility and analytics they need with Unified Insights, Unified Administration, and PowerSchool SIS, our solutions deliver the time, tools and data our customers need to focus their energy on driving education outcomes rather than administrative tasks. We equip educators with the tools and information needed to deliver personalized instruction to each student. For example, through Unified Communities and Naviance, counselors can help students prepare for life after high school through assessments, planning tools and curriculum that align to students’ competencies and goals.

•Reduces Operational Costs. We provide an integrated suite of easy-to-use cloud-based software solutions that eliminate the need for disparate tools and related expenses associated with deploying, managing and maintaining them on-premises. By digitally transforming high frequency workflows and automating manual processes, schools are able to dramatically reduce their operating expenses. For example, our PowerSchool Enrollment solution supports the core online enrollment process by eliminating costly manual data entry and paperwork, reducing associated printing and mailing costs and reducing time spent by parents enrolling and re-enrolling their children each year.

Our Competitive Strengths

Our position as the leading cloud-based software platform for K-12 is built on the following highly differentiated competitive strengths:

•Market Leader in K-12. PowerSchool is widely recognized as the leading provider of cloud solutions for K-12 education, serving organizations representing over 80% of all K-12 students in the U.S. and Canada. Our products are broadly distributed and embedded within state and local school districts, serving over 90 of the 100 largest districts by student enrollment in the United States. This leading market presence has fueled brand recognition and a reputation associated with the highest-quality solutions, which we believe is difficult to replicate and supports new customer wins and solution cross-sales. It also helps drive broader adoption of our solutions by our large, loyal customer base.

•Unmatched System of Record and Breadth of Capabilities. We are the leading K-12 SIS provider in the U.S. and Canada, reaching nearly 20 million students and spanning from state- and province-level deployments to charter and private schools. This provides us with significant relevance to our customers and brand recognition in the market as opposed to our competing SIS vendors. Our systems comprise the hub for core school operations, classroom instruction and human capital management. We believe our platform represents the most complete suite of cloud solutions available in the market and our customers benefit from their deep integration, streamlined management and a superior user experience.

•Best-in-Class Cloud Solutions Purpose-Built for K-12 Education. We have over two decades of experience delivering innovative cloud solutions to the K-12 industry. We work closely with our customers to ensure continuous improvement that closely aligns to their dynamically changing needs. For example, our solutions facilitate industry-specific reporting requirements mandated by local, state and federal agencies that enable districts and schools to receive funding through our compliance reporting capabilities, which has been developed over the course of decades and supported by a team of approximately 150 to build, maintain and continuously update. Our singular focus on the K-12 end-market and our commitment to being at the forefront of technological innovation is a significant competitive differentiator. Our central goal is to use innovation and technology to solve complex problems specific to K-12 schools and their stakeholders.

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

•Unique Data Asset, Analytics and Insight. Our leading SIS is the most comprehensive system of record for student data— enrollment, grades, attendance, health, behavior, transcripts, report cards and student fees. This acts as the hub from which rich analytics and unique student insight are derived. The data we aggregate, analyze and benchmark contributes to a myriad of decisions that impact the lives of students, including crucial district funding outcomes. With our Unified Insights solution, we actively use predictive analytics, machine learning and data modeling to provide deeper insights into student success, such as identifying students who are at-risk, analyzing graduation readiness, assessing college preparedness and more.

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

Our Growth Strategies

We intend to extend our position as the leading provider of cloud software for the K-12 education market in North America by growing within this underpenetrated market as well as expanding to markets outside of North America. The key components of our growth strategy are the following:

Cross-Sell to Our Existing Customers. We intend to leverage our track record of success with our existing customers by selling additional software across our platform and targeting new opportunities within these schools and districts. Most of our customers use only a portion of our overall suite, continuing to rely on disparate point solutions that do not capture the full benefits of an integrated, cloud solution suite. We believe that as customers continue to appreciate the benefits of an integrated software platform, across student data, classroom learning, office functions and talent management, they will increase the number of our solutions within our platform they buy from us over time. We expect this will drive incremental adoption across customers and attractive dollar net retention rates.

Expand Our Customer Base. The K-12 market is very large and underpenetrated. We are uniquely positioned to grow as schools continue to digitally transform their operations and modernize their on-premise deployments in favor of modern, cloud solutions. Our leading brand and efficient go-to-market strategy will also help drive referrals and growth in new customers. We believe we have the largest sales force in K-12 software and benefit from strong brand recognition, positive user experiences and our ubiquity within schools and districts across the U.S. and Canada in a reference-driven market. Many of our solutions are translatable and exportable to international markets, and we intend to continue investing in strategies to enhance our market position globally. These strategies include sales and marketing investments, product investments, M&A, and strategic partnerships. We may target both English-speaking and non-English speaking markets with various applications from our platform. We believe this represents a long-term growth opportunity, in addition to our core North American market opportunity.

Unlock the Power of Data. Producing data driven insights derived from our various platformed products has been a key focus over time. We have a data analytics solution that processes data across all aspects of student achievement to evaluate the impacts of demographics, educators, financial situation, and location. We also use benchmark data to both provide a more holistic view of student success and provide ML-based predictive analytics. In addition to these examples, we believe there are several other ways we can leverage our unique vertical data to continue to innovate.

Expand our Partnerships to Cultivate a Broader K-12 Ecosystem. Building symbiotic relationships with best-in-class providers across the K-12 industry and the broader technology ecosystem enables us to further enhance our cloud solutions, extend our reach and provide more value to our customers. We collaborate closely with leaders in adjacent spaces that enhance our existing capabilities, driving further demand among new and existing users. As the core system of record, many innovative point solutions and apps seek to partner with us and integrate with our products. Our partnership ecosystem strategy involves providing go-to-market support, which can range from simple website promotion to reseller relationships and API licensing for our partners. API licensing enables vendors to leverage our private API to create “plugins” that enable certain data flows and embedded experiences between their solutions and ours, primarily focused on PowerSchool SIS. This enhances functionality for our customers and constituents. For example, we partner with multiple K-12-focused payment processing and point-of-sale vendors to help provide an improved experience for parents and students managing student fees and remitting payment to schools. We frequently require annual fees from partners that increase based on the partner’s success in growing within our customer base.

Continue to Selectively Target Acquisitions. Since 2015, we have acquired and successfully integrated 16 businesses that are complementary to our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive ROI for our customers and stakeholders. Our position as the leading systems of record, engagement and intelligence provides us with a unique vantage point to identify the most innovative companies serving the K-12 end market. We build partnerships and integrations with many providers in the broader ecosystem seeking to integrate with our products to gain access to critical data. Many of our acquisitions have come from our partner network, which has allowed us to minimize execution risk, simplify integration into our platform and clarify synergy opportunities. We believe M&A is complementary to our strategy and intend to continue to pursue targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets.

Build Upon our Social Impact. The social impact of our cloud-based software platform continues to be a key priority. Under the Every Student Succeeds Act, school districts in the U.S. are required to differentiate instruction for each individual student to prepare them to succeed in college and careers. All districts face a mandate to invest in innovation to close the achievement gap as well as attain funding from federal frameworks. Our platform has become a necessity for school districts as teachers are empowered to spend more time directly interacting with their students and less time on office functions. Student engagement and performance data also enables teachers to drive more personalized impact for each student to achieve their full potential, in their way. Our commitment to improved student outcomes and equity in educational access informs all of our hiring, investment and execution strategies.

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

•Simplified Compliance Reporting. The federal, state and local regulatory environment is complex and constantly evolving, making it critical for districts and schools that their compliance reporting framework is efficient and updated, to ensure maximum funding. We have invested over the course of the last 20 years in building, maintaining and constantly updating our regulatory database and reporting capabilities that span across 47 U.S. states and 5 Canadian provinces, currently supported by a team of approximately 150 individuals. With student data securely and accurately captured in the SIS, our solution greatly simplifies state compliance reporting and empowers districts and boards to receive maximum funding.

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

•PowerSchool Community Portal, a place for 500k+ administrators, educators, partners, parents, and students to get the most out of their PowerSchool products, allowing them to connect with peers and PowerSchool experts online.

Together, as of December 31, 2022, our Student Information, Enrollment and Unified Communities solutions represented 50.6% of ARR and 51.7% of revenue.

PowerSchool Unified Insights

PowerSchool Unified Insights solutions are used to provide a holistic view of state, district, and school-level information. Harnessing the power of customers’ data using predictive modelling and ML, PowerSchool Unified Insights delivers real-time awareness, transparency and visibility of educational, operational, compliance, and talent trends.

Administrators use the data and insights to help identify at-risk students, drive better attendance, improve school engagement, analyze student assessment scoring, and monitor social and emotional wellbeing. Reporting tools and dashboards provide critical data access that enable educational leaders to make day-to-day decisions and help increase leadership effectiveness at the school and district level by delivering clear operational insights and helping administrators track, manage and monitor all aspects of a school or district’s student, teachers, operations and performance metrics. As our data engines continue to grow, our proprietary AI and ML capabilities strengthen, generating actionable insights and adaptive recommendations designed for personalized learning.

Our Unified Insights MTSS (Multi-Tiered System of Supports) is relied upon by school districts as a framework for providing personalized support to at-risk students. Securely importing data from a school’s or district’s Student Information System, behavior management system, social emotional learning (SEL) system and assessment solutions, Unified Insights MTSS helps educators support the needs of the whole child by identifying and tracking student risks and needs, executing and monitoring interventions and reviewing the efficacy of the customers’ specific MTSS framework for continuous improvement without compromising student data privacy.

Also part of our Unified Insights family is our Connected Intelligence solution, the first fully managed Data-as-a-service (DaaS) platform for K-12 schools. Connected Intelligence provides school districts and education agencies with a comprehensive, unified, global, fully managed and secure data platform with advanced analytics capabilities. With Connected Intelligence, school districts retain sole ownership of their data and can easily and securely collaborate with internal stakeholders and external partners to gain new insights into their organization, increase educational success and equitable opportunities for all students, spend fewer resources managing data and storage, warehouse data securely in one place, and expand access to all data, including historic, current, future and any third-party data sources.

PowerSchool Unified Classroom

PowerSchool Unified Classroom 2021 is the only solution to combine best-in-class LMS, Formative Assessment, Special Programs, SIS and Unified Analytics to create a complete teaching and learning classroom solution that helps give teachers the time and information they need to support whole-child instruction. With the ability to connect with any SIS, it allows teachers to track a student’s learning, behavior and academic performance in real-time across the educational journey. Valuable teacher time is saved by removing duplicative manual tasks that once plagued teaching: multiple logins, duplicate data entries, manual assignment management and infrequent communication. PowerSchool Unified Classroom reaches over 19 million students and brings together LMS, assessment, analytics, gradebook and special education case management in one place, facilitating seamless data flow between technology offerings. Combined, Unified Classroom and Unified Insights represents 26.2% of ARR and 25.1% of revenue as of December 31, 2022. Progress allow for proper remediation and a personalized learning experience.

•Schoology Learning. LMS built specifically for the K-12 market. As a leading LMS provider for K-12, Schoology makes it easy for students and teachers to access the following from one integrated platform: course management, curriculum management, communication and collaboration tools, integrated assessments and actionable analytics. Teachers can see a complete view of a student’s performance and use information to develop strategies in order to address and eliminate instructional gaps through tailored instruction and personalized learning paths. During the extended school closures caused by the COVID-19 pandemic, Schoology was instrumental as the learning hub for blended and virtual learning. Today, Schoology has over 12 million users in over 65 countries globally.

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

PowerSchool Unified Talent

PowerSchool Unified Talent simplifies Human Resources (“HR”) operations by modernizing HR workflows through digitization to enhance sourcing and retention of employees. Schools, districts and boards representing over 30 million students use our software to navigate the complete employee lifecycle, including: recruiting & hiring, onboarding & managing and developing & retaining high-quality talent. Additionally, we serve more than 400 colleges and universities in Higher Education, primarily through a talent management and acquisition system purpose-built for Higher Education.

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

PowerSchool Unified Administration

PowerSchool Unified Administration is a highly configurable end-to- end ERP system designed to simplify the unique office needs of K-12 schools and districts and unlock staff productivity. Our software gives administrators a single, integrated solution to simplify the management of school operations, bringing together finance, HR and payroll allowing stakeholders to reduce cost and save time while more effectively allocating resources. Built specifically for K-12 environments, PowerSchool Unified Administration ensures schools and districts in more than 45 U.S. states and Canadian provinces stay in compliance with changing regulatory requirements by generating state-required reports and streamlining the management of teacher contracts, payroll, workflow and student funding accounting.

Integrated HR and finance workflows enables schools and districts to easily process departmental requests across functional silos, from budget allocation to HR decisions and actual payments all out of one solution. Combined, Unified Administration and Unified Talent represents 23.2% of ARR and 23.3% of revenue as of December 31, 2022.

PowerSchool Unified Home

PowerSchool Unified Home acts as a bridge between class and home through a fully integrated mobile app, giving parents transparency into students’ academic performance, schedules, school bulletins, and more. Through our acquisition of Kinvolved, we provide an integrated communication engine ensures that administrators can deliver time-sensitive mass communication via text, email, and voicemail. Personalized two-way communication (with built-in translation available into more than 60 languages) supports student outcomes as the result of increased parent engagement, and automated attendance notifications help reduce chronic absenteeism. With mobile notifications for grades, test scores, and new assignments, students can take greater ownership and accountability for their learning while parents are able to engage and work with teachers to better support their children’s academic progress.

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

•Chief Academic Officers and other instructional & accountability leaders responsible for academic achievement, reporting, content and curriculum;

As the clear leader in the K-12 space, our engagement with customers is unparalleled. As of December 31, 2022, we had 36 state- and province-wide contacts in place and partner with over 90 of the 100 largest U.S. districts by student enrollment, including the NYC Department of Education and the Los Angeles Unified School District. As of the same date, we served over 15,000 customers in over 90 countries representing over 50 million students, representative of over 80% of all students in the U.S. and Canada. Our largest customer accounted for less than 2% of revenue in the year ended December 31, 2022 and customers with greater than $0.5 million ARR represent 30% of ARR and 26% of revenue in the year ended December 31, 2022.

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

Sales and Marketing

We have a sales and marketing organization of over 377 individuals as of December 31, 2022 that employs a two-pronged go-to-market approach, allowing us to efficiently sell to and serve the needs of K-12 organizations. This approach, combined with our status as the market leader with a strong reputation has allowed us to build an efficient, predictable sales model.

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

•Sales Development Representatives responsible for outbound lead generation and inbound lead qualification;

•Sales Operations organization responsible for managing internal sales systems, processes and targets;

•Sales Enablement organization responsible for new hire onboarding, continual product and sales skills training, and sales tools;

•Bids and Proposals organization for project management of inbound RFPs, RFIs, RFQs and similar documents; and

•Marketing organization with discrete functions for demand generation, solution marketing, corporate marketing and public relations.

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

Our research and development organization is comprised of teams based principally in the U.S. and India and focused on our various products and technologies that are designed to support our mission of helping K-12 organizations succeed with PowerSchool. We practice agile development methodologies that enable us to innovate at a rapid pace and at scale. As of December 31, 2022, our research and development team was comprised of approximately 942 employees, including product management and engineering personnel, which represents approximately 29% of our global employee base.

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

As of December 31, 2022, we employed 3,232 people, of which 56% are based in the U.S. and the remainder in India and Canada. We also engaged approximately 403 contractors and consultants as of December 31, 2022. None of our employees are represented by a labor union. We have not experienced any work stoppages. We have high employee engagement and consider our current relationship with our employees to be good.

Expanded Support During the COVID-19 Pandemic

In light of extraordinary circumstances under the COVID-19 pandemic, we continue to provide resources for our employees who continue work remotely. The health and safety of our employees is of utmost priority. We continue to invest in several programs designed to promote employee well-being and ensure that our employees are as effective at home as they would be in our offices worldwide. These include additional wellness benefits, additional time-off opportunities, and special reimbursements and stipends designed to support our employees and their families.

Our internal core team consisting of members of the Talent, IT, Legal and Facilities organizations continue to monitor the federal, state and local guidelines impacting our employees and ensure all recommended health and safety requirements are met, where applicable. Our established self-reporting protocols for those coming into the office and immediate response to those needing assistance of facing potential exposure is still in place. In addition, we still provide access to needed equipment for home/remote offices including chairs, monitors, keyboards and other requested equipment. We have announced an on-going remote and hybrid work option for our employees.

Talent and Career Development

We are a global, inclusive organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies. We are recognized as a company where employees can develop their careers. We measure our employee satisfaction quarterly through our Pulse Survey. The quarterly Pulse Survey is part of our Employee Engagement strategy to provide our employees with more opportunities to share their thoughts and recommendations as to ways to improve the employee experience. This Pulse survey allows our employees to tell us what they enjoy about their employee experience, mention areas where we may be able to improve and confirm engagement. We partner with our employees via skip level meetings, talent connects and stay interviews as a means to retain and develop our team.

We believe in empowering employees so that they can do the best work of their lives: we want everyone to be able do challenging and meaningful work in an environment where each employee can be heard, exchange ideas openly, learn new skills and build lasting relationships. We offer a number of resources to eligible employees to help engage and develop our employees including access to an extensive library of courses, webinars and instructor led training focused on professional, technical and personal development, internal career development opportunities within and outside of the employee’s current organization, project experience, a formal mentor program and education assistance for eligible employees.

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

We are proud of our eleven (and growing) Employee Resource Groups which are employee led groups formed around common interests, common bonds or similar backgrounds, such as gender, ethnicity, or affiliation, with a common goal, acting together for a specific purpose. PowerSchool aims to foster a positive environment by supporting the diversity of our workforce and creating inclusive groups that can continue to support and advocate for employees from a multitude of backgrounds.

Our Fusion team leads our DE&I efforts with a mission to create energy and connectivity. As the fusion of atoms form energy, PowerSchool’s Fusion team helps to unite our employees together with curiosity and passion to celebrate, support, and encourage an inclusive and diverse workforce.

Our Executive Leadership, Fusion, and Talent teams along with our Employee Resource Groups (ERGs) are critical stakeholders in creating and driving our DE&I strategy. The role of our Executive Leadership Team (“ELT”) is to create meaningful DE&I goals and hold themselves and their teams accountable for accomplishing these goals, incorporate DE&I goals into strategic planning, and support DE&I initiatives, including providing Executive Sponsorship for ERGs and their initiatives. Our Fusion team develops PowerSchool’s DE&I strategy aligned with ELT goals and works with ERGs to ensure their strategies also align. The Fusion team champions the engagement and retention of under-represented and marginalized identities. PowerSchool’s ERGs foster community and support a culture of belonging for our diverse workforce while working with the Fusion team and ELT to identify opportunity areas to further our DE&I strategy. Our ERGs connect PowerSchool to our external community through social impact work and engagement. Our Talent teams comprised of Talent Acquisition, Development, Management, and Employee Engagement & Communications are critical stakeholders in driving our DE&I strategy including partnering with diverse recruiting sources, ensuring our Employer Branding Strategy aligns with PowerSchool’s DE&I mission, and that our postings and candidate experience fosters a sense of belonging, diversity, and inclusion. They also provide DE&I-focused training paths for our employees, report progress of department and company DE&I goals and identify areas of opportunity for ELT and Fusion.

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
•the impact of inflation, rising interest rates and global conflicts, including disruptions in European economies as a result of the war in Ukraine;
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
•our ability to comply with HIPAA and other privacy laws and regulations;
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
•risk to our reputation and of liability from a failure to comply with a variety of complex procurement rules and regulations;
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

We recorded net losses of $27.7 million, $43.1 million, and $46.6 million in the years ended December 31, 2022, 2021, and 2020, respectively. We had accumulated deficit of $187.3 million, $165.0 million, and $178.3 million as of December 31, 2022, 2021, and 2020, respectively. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operational costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenue is generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to invest in research and development and technology infrastructure, expand our operations globally, develop new solutions and enhancements for existing solutions and as we grow and mature as a public company. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for the software we sell is highly competitive, with relatively low barriers to entry within certain areas of our product portfolio. Our competitors include well-established providers of K-12 non-instructional educational software, including Frontline Education and Instructure, that have long-standing relationships with many customers. Some customers may be hesitant to switch or to adopt our cloud-based software and prefer to maintain their existing relationships with their legacy software vendors.

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

We have acquired in the past, and plan to acquire in the future, other businesses, solutions and technologies. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Building the PowerSchool Platform.” Acquisitions and divestitures involve significant risks and uncertainties, which include:
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

Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Hardeep Gulati, is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key-man insurance for Mr. Gulati or any other member of our senior management team. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), inflation, rising interest rates, geopolitical issues, including the war in Ukraine, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers delaying or canceling IT projects, choosing to focus on in-house development efforts or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms, defaulting on payments due on existing contracts or not renewing at the end of existing contract terms. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.

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

The severity, magnitude and duration of the COVID-19 pandemic remains uncertain. Concern over the impact of COVID-19 delayed the purchasing decisions of certain prospective customers and/or caused them to consider making smaller purchases than originally anticipated. While governmental restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. The extent to which our operations and financial performance will be impacted by the COVID-19 pandemic will depend in part on future developments, including the growth trajectory of virus variants, the long-term efficacy, global availability, acceptance and effectiveness of vaccines and other actions taken in response to the COVID-19 pandemic.

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

The severity, magnitude and duration of the COVID-19 pandemic has been uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reputation, solutions sales, results of operations or financial condition. We may not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We sell our solutions and provide limited services to a number of state and local government entities and, in limited instances, the U.S. government. We additionally have customers who operate in heavily-regulated organizations who procure our software solutions and we have made, and may continue to make, significant investments to support future sales opportunities in these sectors. Doing business with government entities presents a variety of risks. Among other risks, the procurement process for governments and their agencies is highly competitive, can be time-consuming, requires us to incur significant up-front time and expense and subjects us to additional compliance risks and costs, without any assurance that we will win a contract. Beyond this, demand for our solutions and services may be impacted by public sector budgetary cycles and funding availability, the impacts of the COVID-19 pandemic, and reduced or delayed funding in any given fiscal cycle, including in connection with an extended federal government shutdown, which could adversely impact demand for our solutions and services. In addition, public sector and heavily-regulated customers may have contractual, statutory or regulatory rights to terminate current contracts with us for convenience or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for solutions or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative solutions or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier equal opportunity and affirmative action policies and other terms that are particular to government contracts, such as termination rights. Federal, state and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, and we may suffer harm to our reputation.

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

This Annual Report on Form 10-K includes our internal estimates of the addressable market for our solutions. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The addressable market we estimate may not materialize for many years, if ever; even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and enhance our existing solutions to address additional applications and markets. For the year ended December 31, 2022, our research and development expense was approximately 17% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solutions we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.

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

Any broad-based change to our prices and pricing policies could cause our revenue to decline or be delayed as our sales force implements and our customers adjust to new pricing policies. We or our competitors may bundle solutions for promotional purposes or as a long-term go-to-market or pricing strategy or provide guarantees of prices and solution implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our solutions. If we do not adapt our pricing models to reflect changes in customer use of our solution or changes in customer demand, our revenue could decrease.

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

We believe that maintaining, enhancing and protecting our brand is critical to support the marketing and sale of our existing and future solutions to new customers and expand sales of our solutions to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining, enhancing and protecting our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable solutions that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our solutions and solution capabilities from competitive products and our ability to obtain, maintain, protect and enforce trademark and other intellectual property protection for our brand. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote, maintain or protect our brand, our business, financial condition and results of operations may suffer.

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

We rely on channel partners for the sale and distribution of some of our products. For example, in March 2021, we entered into a reseller agreement with EAB Global, Inc. (“EAB”) whereby EAB operates as the exclusive channel partner and reseller of our Intersect products and other items within the United States and Canada and a non-exclusive reseller of certain other products. We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our channel partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our third-party partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise.

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

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to cyberattacks, computer viruses, ransomware, disabling devices, break-ins, sabotage, intentional criminal acts, acts of vandalism and similar misconduct and to adverse events caused by operator error. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, war, such as the war in Ukraine or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

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

Our solutions include software and other intellectual property and proprietary rights licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our solutions. We have the expectation, based on experience and standard industry practice, that such licenses generally can be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on commercially reasonable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could have a material adverse effect on our business, operating results and financial conditions. In any such case, we may be required to seek licenses to other software or intellectual property or proprietary rights from other parties and re-design our solutions to function with such technology, or develop replacement technology ourselves, which could result in increased costs and solution delays. We may also be forced to limit the features available in our current or future solutions. Moreover, incorporating intellectual property or proprietary rights licensed from third parties on a nonexclusive basis in our solutions, including our software could limit our ability to protect our intellectual property and proprietary rights in our solutions and our ability to restrict third parties from developing similar or competitive technology using the same third-party intellectual property or proprietary rights.

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

Our business may also be subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by post-secondary educational institutions of prospective students’ social media account information. Compliance requirements include obtaining government licenses, disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Recently, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibits the preparation or sale of material that should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

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

Our customers can use our platform to collect, use and store certain types of personal or identifying information regarding their employees and students. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with HIPAA in the U.S. and the General Data Protection Regulation (“GDPR”) in the EU. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost-effectively in certain European countries. In particular, the EU has adopted the GDPR which went into effect on May 25, 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. Recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EU to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of EU-specified standard contractual clauses as an adequate personal information transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself.

The U.S. and the EU in March 2022 agreed in principle on a replacement framework for the Privacy Shield, called the EU-U.S. Data Privacy Framework. In December 2022, the European Commission published a draft “adequacy” determination for this new framework. A failure to finalize implementation of the EU-U.S. Data Privacy Framework, or the framework’s invalidation in EU courts, could compound that uncertainty and result in additional blockages of data transfers. We rely on a mixture of mechanisms to transfer personal data from the EU to the U.S. (including having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities continue to issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EU to maintain personal data originating from the EU, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

In addition to the changing regulatory landscape in the E.U., California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which took effect on January 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights, allows consumers to opt out of certain data sharing with third parties, provides for civil penalties for violations, and includes a new cause of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), certified by the California Secretary of State to appear as a ballot initiative was passed by Californians during the November 3, 2020 election. The CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply. Most of the provisions of the CPRA became fully operative beginning on January 1, 2023.

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

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards, such as the Student Privacy Pledge, from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Following these privacy standards and adapting to future standards involves significant operational challenges. In addition, any inability or decision not to join these industry initiatives could damage our reputation, inhibit sales, slow our sales cycles and adversely affect our business.

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

Risks Related to Being a Public Company

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

As a public company, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures have been designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our Class A common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on the New York Stock Exchange (the “NYSE”).

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act.

Our management team has limited experience managing a public company.

Many members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

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
•changes in renewal rates and terms in any quarter;
•costs related to the acquisition of businesses, talent, technologies or intellectual property by us, including potentially significant amortization costs and possible write-downs;
•litigation-related costs, settlements or adverse litigation judgments;
•any disruption in our sales channels or termination of our relationship with channel and other strategic partners;
•the impact of the COVID-19 pandemic on our customers’ budgets and their ability to purchase or renew at similar volumes to prior periods;
•general economic conditions, both domestically and in our foreign markets, and related changes to inflation rates, interest rates and currency exchange rates;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; and
•future accounting pronouncements or changes in our accounting policies.

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

As of December 31, 2022, we had total current and long-term indebtedness outstanding of approximately $736.4 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows and prospects. Further, our First Lien Credit Agreement and the Revolving Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. With respect to the Revolving Credit Agreement, we are subject to a springing maximum Total First Lien Net Leverage Ratio (as defined therein) covenant of 7.75 to 1.00, which is tested quarterly if the aggregate amount of revolving loans, swingline loans and undrawn letter of credit obligations outstanding under the Revolving Credit Agreement (net of cash collateralized letters of credit and up to $15.0 million of non-collateralized or undrawn letters of credit) exceeds 35% of the $289.0 million of commitments thereunder.

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

Borrowings under our First Lien Credit Agreement bear variable rates of interest. A further increase in prevailing interest rates would increase our debt service obligations, which would have a negative impact on our net income and cash flows, including cash available for servicing our indebtedness.

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

Risks Related to Our Organizational Structure

Our principal asset is our interest in PowerSchool Holdings LLC (“Holdings LLC”), and, accordingly, we depend on distributions from Holdings LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (as defined below). Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of equity interests in Holdings LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the tax receivable agreement entered into with Severin Topco LLC (“Topco LLC”), Onex Partners Manager LP (“Onex”) and Vista Equity Partners (“Vista” and together with Onex, the “Principal Stockholders”) that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes (the “Tax Receivable Agreement”), and pay operating expenses or declare and pay dividends, if any, in the future depends on the financial results and cash flows of Holdings LLC and its subsidiaries and distributions we receive from Holdings LLC. There can be no assurance that Holdings LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in debt instruments of Holdings LLC and its subsidiaries, will permit such distributions.

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of Holdings LLC is allocated to the holders (“LLC Unitholders”) of the corresponding units (“LLC Units”), including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of Holdings LLC. Under the terms of Holdings LLC’s Operating Agreement (the “LLC Operating Agreement”), Holdings LLC is obligated to make tax distributions to LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors we cannot precisely quantify the likely tax benefits we may realize as a result of our purchase of LLC Units and LLC Unit exchanges and certain tax attributes of certain entities through which the funds associated with the Principal Stockholders, held their ownership interests in Topco LLC (the “Blocker Entities”), engaged in a series of transactions (the “Blocker Contributions”) that resulted in each of the Blocker Entities becoming subsidiaries of the Company Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Under the LLC Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders, and will be determined based on the LLC Unitholder who is allocated the largest amount of taxable income on a per LLC Unit basis and at a tax rate that will equal the highest combined maximum U.S. federal, state, and local income tax rate applicable to a taxable individual or corporation in any jurisdiction in the United States, but will be made pro rata based on ownership of LLC Units, and so Holdings LLC will be required to make tax distributions that, in the aggregate, will likely significantly exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer.

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

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Topco LLC as the only other LLC Unitholder that will not benefit the holders of our Class A common stock (other than Vista and Onex) to the same extent. The Tax Receivable Agreement provides for the payment by us to Topco LLC, Vista and Onex, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units, exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities (including NOLs and excess interest expense carryforwards) and of Holdings LLC and subsidiaries of Holdings LLC (including amortizable goodwill and other intangible assets) that existed prior to our IPO and (iii) certain other tax benefits related to our making payments under the Tax Receivable Agreement (including deductions for payments of imputed interest). Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges in the future and certain tax attributes of the Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out to Topco LLC, Vista and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

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

Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Holdings LLC to make tax distributions quarterly to the LLC Unitholders (including us), in each case on a pro rata basis based on Holdings LLC’s net taxable income. Such distributions will be determined based on the LLC Unitholder who is allocated the largest amount of taxable income on a per LLC Unit basis and at a tax rate that will equal the highest combined maximum U.S. federal, state, and local income tax rate applicable to a taxable individual or corporation in any jurisdiction in the United States, but will be made pro rata based on ownership of LLC Units, and so Holdings LLC will be required to make tax distributions that, in the aggregate, will likely significantly exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer. In addition, we intend to cause Holdings LLC to make pro rata distributions to the LLC Unitholders (including us) in order to provide us with the funds necessary for us to satisfy our obligations to make payments under the Tax Receivable Agreement. Funds used by Holdings LLC to satisfy its tax distribution obligations and funds distributed by Holdings to the LLC Unitholders (including us) in order to enable us to satisfy our obligations to make payments under the Tax Receivable Agreement will not be available for reinvestment in our business. Moreover, we expect that these tax distributions will be substantial, and will likely significantly exceed (as a percentage of Holdings LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock, they will not be required to do so, and may in their sole discretion choose to use such excess cash for any purpose depending upon the facts and circumstances at the time of determination. To the extent that we do not distribute such excess cash as dividends on the Class A common stock and instead, for example, hold such cash balances, the LLC Unitholders (not including us) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Units for shares of the Class A common stock, notwithstanding that such limited partners may previously have participated as holders of LLC Units in distributions by Holdings LLC that resulted in such excess cash balances at our level.

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

As of December 31, 2022, investment entities affiliated with our Principal Stockholders control approximately 76.0% of the voting power of our outstanding common stock, which means that, based on its percentage voting power controlled, our Principal Stockholders control the vote of all matters submitted to a vote of our shareholders. This control enables our Principal Stockholders to control the election of the members of our Board and all other corporate decisions. Even when our Principal Stockholders cease to control a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our common stock, our Principal Stockholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as our Principal Stockholders continue to own a significant percentage of our common stock, our Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

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

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to shareholders of companies that are subject to such governance requirements.

Our Principal Stockholders control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

As a result of our utilization of these exceptions, we may not have a majority of independent directors on our Board, our compensation and nominating and corporate governance committees may not consist entirely of independent directors and our compensation and nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations continue to impact our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, and may particularly increase such costs after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

•these provisions provide that, at any time when Topco LLC, Vista and Onex control, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;

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
•regulatory or political developments;
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

The trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None
Item 2. Properties

Our corporate headquarters are in Folsom, CA, where we lease 36,138 square feet of office space under a lease that expires on December 31, 2024. We have additional offices in Pennsylvania, Virginia, Illinois, and a workspace in New York in the United States. We have International offices in Bangalore, India, and Ontario, Canada. We believe that our facilities are adequate for our current needs and will continue to seek space as needed to accommodate any growth.
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

Our Class A common stock, par value $0.0001 per share, trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “PWSC”.

Shares our Class B common stock are not listed nor traded on any stock exchange.

Holders of Record

As of December 31, 2022, we had 18 holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of stockholders who hold shares of our common stock through clearing houses, banks, brokers or other financial institutions.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from July 28, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 30, 2022 with (ii) the cumulative total return of the Nasdaq Composite Index and the IGV iShares Expanded Tech-Software Sector ETF over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on July 28, 2021. The graph uses the closing market price on July 28, 2021 of $17.76 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of December 31, 2022, we serve more than 15,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., over 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
From 2015 through 2022, we completed 16 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership:
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
•Eight other smaller acquisitions.
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 86.2% of our total revenue for the year ended December 31, 2022.
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

Revenue from these services is primarily classified as non-recurring revenue, with the exception of the revenue from recurring managed services, which is classified as recurring revenue. For our SaaS business, these services generally take less than one year to complete.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 109.1% as of December 31, 2022, compared to 106.4% as of December 31, 2021.
Attract New Customers in North America
We believe there is significant opportunity to increase market adoption of our platformed products by new customers. Our ability to attract new customers is dependent upon a number of factors including the features and pricing of our competitors’ offerings, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling, the marketing and deploying of our software solutions, and the growth in demand of cloud-based technology solutions in K-12 education. We intend to expand our customer base by continuing to make significant and targeted investments in direct sales and marketing to attract new customers and to drive broader awareness of our software solutions.
Continue to Expand Into Complementary Adjacencies
From 2015 to 2022, we have acquired and successfully integrated 16 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. M&A is core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
Sustain Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our solutions. We intend to continue to invest in building additional solutions, features and functionality that expand our capabilities and facilitate the extension of our platform to new adjacencies. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive solutions and market expansion. Our future success is dependent on our ability to successfully develop, market and sell existing and new solutions to both new and existing customers.
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of December 31, 2022, PowerSchool served customers in over 90 countries, primarily American international schools.

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
We closed the year ended December 31, 2022 with ARR of $596.2 million compared to $538.6 million as of December 31, 2021.
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
We closed the twelve-month period ended December 31, 2022 with a Net Revenue Retention Rate of 109.1%, compared to 106.4% as of December 31, 2021. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
Selling, general, and administrative. Selling, general, and administrative expenses consist primarily of employee compensation and benefits costs for corporate personnel, such as those in our executive, legal, human resource, facilities, accounting and finance and information technology departments. In addition, general and administrative expenses include third-party professional fees and principal stockholder-related costs, as well as all other supporting corporate expenses not allocated to other departments. We expect our selling, general, and administrative expenses to increase on an absolute dollar basis as our business grows. Also, following the completion of the IPO, we continue to expect to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and professional services.
Acquisition costs. Acquisition costs consist primarily of third-party professional fees incurred in conjunction with acquisitions.
Interest Expense, Net
Interest expense, net consists primarily of interest payments on our outstanding borrowings under our First Lien, Second Lien, Incremental Facility, Bridge Loan and Revolving Credit Agreement.
Change in Tax Receivable Agreement (“TRA”) liability
Change in Tax Receivable Agreement liability consists of changes in the undiscounted fair value of the TRA liability between reporting periods.

Other Expense, Net
Other expense, net primarily consists of foreign currency losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$543,444	$477,296	$370,853
Service	70,402	61,976	49,471
License and other	16,837	19,326	14,564
Total revenue	630,683	558,598	434,888
Cost of revenue:
Subscriptions and support	151,374	135,963	108,158
Service	59,027	51,803	41,324
License and other	3,694	2,384	1,320
Depreciation and amortization	58,252	50,708	41,000
Total cost of revenue	272,347	240,858	191,802
Gross profit	358,336	317,740	243,086
Operating expenses:
Research and development	107,498	92,740	70,673
Selling, general, and administrative	178,337	149,167	92,711
Acquisition costs	2,630	7,299	2,495
Depreciation and amortization	63,967	62,818	54,744
Total operating expenses	352,432	312,024	220,623
Income from operations	5,904	5,716	22,463
Interest expense—net	40,013	58,935	68,714
Change in Tax Receivable Agreement liability	7,788	—	—
Loss on extinguishment of debt	—	12,905	—
Other (income) expenses—net	(1,341)	(644)	358
Loss before income taxes	(40,556)	(65,480)	(46,609)
Income tax expense (benefit)	(12,815)	(22,415)	39
Net loss	(27,741)	(43,065)	(46,648)
Less: Net loss attributable to non-controlling interest	(6,954)	(9,296)	—
Net loss attributable to PowerSchool Holdings, Inc.	(20,787)	(33,769)	(46,648)
Other comprehensive income (loss):
Foreign currency translation	(1,903)	(554)	353
Change in unrealized loss on investments	(3)	—	—
Total other comprehensive income (loss)	(1,906)	(554)	353
Less: comprehensive loss attributable to non-controlling interest	$(382)	$(55)	$—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(22,311)	$(34,268)	$(46,295)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	86%	86%	86%
Service	11	11	11
License and other	3	3	3
Total revenue	100	100	100
Cost of revenue:
Subscriptions and support	24	24	25
Service	9	9	10
License and other	<1	<1	<1
Depreciation and amortization	9	9	9
Total cost of revenue	43	43	44
Gross profit	57	57	56
Operating expenses:
Research and development	17	17	16
Selling, general, and administrative	28	27	21
Acquisition costs	<1	1	<1
Depreciation and amortization	10	11	13
Total operating expenses	56	56	51
Income from operations	<1	1	5
Interest expense—net	6	11	16
Change in Tax Receivable Agreement liability	1	—	—
Loss on extinguishment of debt	—	2	—
Other (income) expenses—net	(<1)	(<1)	<1
Loss before income taxes	(6)	(12)	(11)
Income tax expense (benefit)	(2)	(4)	<1
Net loss	(4)	(8)	(11)
Less: Net loss attributable to non-controlling interest	(1)	(2)	—
Net loss attributable to PowerSchool Holdings, Inc.	(3)	(6)	(11)
Other comprehensive income (loss):
Foreign currency translation	(<1)	(<1)	<1
Change in unrealized loss on investments	(<1)	—	—
Total other comprehensive income (loss)	(<1)	(<1)	<1
Less: comprehensive loss attributable to non-controlling interest	(<1)	(<1)	—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(4)%	(6)%	(11)%

Discussion of Results of Operations

Year Ended December 31, 2022 to Year Ended December 31, 2021
Revenues

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Subscriptions and support	$543,444	$477,296	$66,148	14%
Service	70,402	61,976	8,426	14%
License and other	16,837	19,326	(2,489)	(13)%
Total revenue	$630,683	$558,598	$72,085	13%
The year-over-year increase in subscriptions and support revenue was driven by renewals and increased sales of our solutions to existing and new customers. The year-over-year increase in service revenue was driven by increased implementation and training related to sales made to existing and new customers. The year-over-year decrease in license and other revenue was driven primarily by lower partnership royalty and perpetual license revenue in the current year and the overall variable nature of this revenue stream.

Total Cost of Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of Revenue:
Subscriptions and support	$151,374	$135,963	$15,411	11%
Service	59,027	51,803	7,224	14%
License and other	3,694	2,384	1,310	55%
Depreciation and amortization	58,252	50,708	7,544	15%
Total cost of revenue	$272,347	$240,858	$31,489	13%
The year-over-year increase in subscriptions and support cost of revenue was mostly driven by a $6.6 million increase in personnel-related costs from increased staffing and compensation adjustments, $3.5 million stock-based compensation and a $6.3 million increase in cloud hosting expenses due to higher usage. The year-over-year increase in service cost of revenue was driven by a $1.5 million increase in personnel-related costs from increased staffing, $1.5 million stock-based compensation expense, $3.2 million of travel and event costs, and a $0.9 million increase in third party contractor costs for revenue-generating activities. The year-over-year increase in license and other cost of revenue was driven by higher royalty costs. The year-over-year increase in depreciation and amortization cost of revenue was driven by amortization related to increased investment in innovation projects.

Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$107,498	$92,740	$14,758	16%
Selling, general, and administrative	178,337	149,167	29,170	20%
Acquisition costs	2,630	7,299	(4,669)	(64)%
Depreciation and amortization	63,967	62,818	1,149	2%
Total operating expenses	$352,432	$312,024	40,408	13%
Research and development. The year-over-year increase in research and development expense was primarily attributable to a $4.6 million increase in personnel-related expenses due to increased staffing and compensation adjustments, $7.9 million stock-based compensation expense and $2.9 million acquisition-related retention bonuses, offset by a decrease of $0.6 million from lower migration and acquisition-related activities.
Selling, general, and administrative. The year-over-year increase in selling, general and administrative expense was primarily attributable to a $4.5 million increase in personnel-related expenses due to increased staffing and compensation adjustments, $12.2 million stock-based compensation expense, $8.9 million for early lease terminations and $3.7 million in third party commissions driven by increased Intersect revenue.
Acquisition costs. The year-over-year decrease in acquisition costs was attributable to lower acquisition activities in the current year.
Depreciation and amortization. The year-over-year increase in depreciation and amortization expense was primarily due to a higher balance of intangible assets from the acquisitions of Kinvolved, Chalk.com and Headed2.
Interest Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest Expense	$40,013	$58,935	$(18,922)	(32)%

The year-over-year decrease in interest expense was primarily driven by the lower balance owed under our credit facilities resulting from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO. This is partially offset by higher interest rates on our First Lien Term Loan in fiscal year 2022.
Change in Tax Receivable Agreement Liability

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Change in Tax Receivable Agreement Liability	$7,788	$—	$7,788	100%
The fiscal year 2022 amount represents the expense associated with the change in the estimate of amounts payable under the Tax Receivable Agreement, which was established in connection with the IPO. There was no expense recognized in fiscal year 2021.

Loss on Extinguishment of Debt

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Loss on extinguishment of debt	—	12,905	$(12,905)	(100)%
The $12.9 million loss on extinguishment of debt for 2021 was due to the one-time write-off of the unamortized issuance costs and discounts from the repayment of the outstanding principals of our Bridge Loan, Second Lien Term Loan and Incremental Facility subsequent to our IPO.

Other Income (Expense) - Net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other (income) expense - net	$(1,341)	$(644)	$(697)	108%
The year-over-year fluctuation in other (income) expense - net was primarily due to the fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$(12,815)	$(22,415)	$9,600	(43)%

The year-over-year fluctuation in income tax benefit was primarily due to changes in a variety of factors impacting income tax. These factors included earnings not subject to tax, state taxes, change in fair value of contingent consideration, tax restructuring, tax credits, and change in valuation allowance.

Year Ended December 31, 2021 to Year Ended December 31, 2020

For a comparison of our historical results of operations for the year ended December 31, 2021 to the year ended December 31, 2020, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K filed on March 24, 2021.
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
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $137.5 million, which were held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits, money-market funds, and commercial paper and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had deferred revenue of $315.8 million, of which $310.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term- loan borrowings totaling $775.0 million. The First Lien also provided for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $289.0 million. Borrowings under the First Lien are guaranteed by Holdings LLC and certain of its subsidiaries as specified in the guaranty agreements, and are secured by a lien and security interest in substantially all of the assets of existing and future material domestic subsidiaries of Holdings LLC that are loan parties.
The First Lien became repayable in quarterly payments of $1.9 million beginning March 31, 2019 and will remain repayable through July 31, 2025, with all remaining outstanding principal due on July 31, 2025.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin 3.25% per annum.
As of December 31, 2022, the interest rate on the First Lien was 7.09%.
Other Contractual Obligations
In addition to repayment of long-term debt, our principal commitments consist of contractual obligations under operating leases for office space, data center facilities, cloud hosting arrangements and other services we purchase as part of our normal operations. As of December 31, 2022, the remaining aggregate minimum purchase commitments under these arrangements was approximately $146.8 million through 2027. As of December 31, 2022, our future minimum lease payments under non-cancelable operating lease agreements was $14.1 million through 2026.

See Note 13 of our financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$149,009	$143,103
Net cash used in investing activities	(77,646)	(373,501)
Net cash (used in) provided by financing activities	(19,232)	264,699
Effect of foreign exchange rate on cash and cash equivalents	(1,141)	(556)
Net increase in cash and cash equivalents and restricted cash	$50,990	$33,745
Cash and cash equivalents and restricted cash at beginning of period	86,991	53,246
Cash and cash equivalents and restricted cash at end of period	$137,981	$86,991
Operating Activities
Net cash provided by operating activities of $149.0 million for the twelve months ended December 31, 2022 was primarily related to our net loss of $27.7 million, adjusted for non-cash charges of $187.1 million and net cash outflows of $10.4 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $122.2 million, equity-based compensation expense of $50.3 million and $8.8 million from the write-off of right-of-use assets and property and equipment. The main drivers of net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $12.4 million due to increases in sales and accrued expenses of $9.9 million due to an increase in expenses.
Net cash provided by operating activities of $143.1 million for the twelve months ended December 31, 2021 was primarily related to our net loss of $43.1 million, adjusted for non-cash charges of $161.8 million and net cash outflows of $24.3 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $113.5 million and equity-based compensation of $25.1 million and loss on extinguishment of debt of $12.9 million. The main drivers of the net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $39.2 million due to increases in sales and accounts receivable of $7.3 million due to the timing of collections.
Investing Activities
Net cash used in investing activities of $77.6 million for the twelve months ended December 31, 2022 was primarily related to the net cash paid for our acquisitions of Kinvolved, Chalk.com Education, and Headed2 of $31.1 million, investment in capitalized product development costs of $41.5 million and purchases of property and equipment of $3.7 million.
Net cash used in investing activities of $373.5 million for the twelve months ended December 31, 2021 was primarily related to the net cash paid for our acquisition of Hobsons and Kickboard of $333.6 million, our investment in capitalized product development costs of $35.9 million and purchases of property and equipment of $4.0 million.
Financing Activities
Net cash used in financing activities of $19.2 million for the twelve months ended December 31, 2022 was primarily related to payment of taxes related to the net settlement of equity awards of $11.2 million and scheduled repayment of our First Lien debt of $7.8 million.

Net cash provided by financing activities of $264.7 million for the twelve months ended December 31, 2021 was primarily related to the net proceeds from our IPO of $766.1 million, net proceeds from our Bridge Loan of $315.2 million and from our Revolving Credit Arrangement of $55.0 million, offset by the full repayments of our Bridge Loan of $320.0 million, Second Lien debt of $365.0 million, Incremental Facility of $68.8 million and First Lien debt of $7.8 million, as well as the outstanding balance of our revolving credit facility of $95.0 million. Additionally, we also paid deferred offering costs in connection with our IPO of $11.8 million and debt issuance costs of $2.8 million.
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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The critical accounting estimates, assumptions and judgements that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, accounts receivable, capitalized product development costs, goodwill and intangible assets, business combinations, share-based compensation and income taxes. There have been no material changes to our critical accounting policies and estimates as described below. Refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual report on form 10-K for more detailed information regarding our critical accounting policies.

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

Share-Based Compensation

Prior to the IPO, certain employees were granted unit-based awards by the Company’s predecessor entity, Holdings LLC, as profit interests based on the estimated fair value of the awards at the date of grant. Holdings LLC utilized the Black-Scholes pricing model for determining the estimated fair value of the unit-based awards on the date that the awards are granted. Given the absence of any active market for the shares underlying the awards, the fair value of the awards was determined with input from management and third-party valuations. In connection with the Organizational Transactions, as described in Note 1 to our Consolidated Financial Statements, certain of these outstanding unit-based awards were converted into restricted and unrestricted shares and restricted stock units (“RSUs”) of PowerSchool Holdings, Inc. After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of the restricted shares, unrestricted shares and its RSUs on their respective grant dates. For service based awards, compensation expense is recognized on a straight-line basis over the respective requisite service periods of the awards. For performance-based awards where vesting is contingent upon both a service and performance condition or both a service and market condition, compensation expense is recognized over the respective requisite service period of the award when achievement of the performance or market condition is considered probable. Share-based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss based on the function of the employees receiving awards. Any forfeitures are accounted for as they occur.
Tax Receivable Agreement
In connection with the Organizational Transactions, the Company entered into a Tax Receivable Agreement (“TRA”) with Topco LLC, Vista Equity Partners and Onex whereby the Company agreed to pay 85% of the amount of certain tax benefits to such pre-IPO owners. Payments to be made under the TRA will vary depending on several factors, including applicable tax rates and the timing and amount of our future income.
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

Reconciliation of Gross profit to Adjusted gross profit

	Year Ended December 31,
(in thousands except percentages)	2022	2021	2020
Gross profit	$358,336	$317,740	$243,086
Depreciation	1,056	1,771	1,566
Share-based compensation (1)	8,557	3,556	359
Restructuring(2)	3,480	3,097	1,594
Acquisition-related expense(3)	663	591	465
Amortization	57,196	48,939	39,434
Adjusted Gross Profit	$429,288	$375,694	$286,504
Gross Profit Margin(4)	56.8%	56.9%	55.9%
Adjusted Gross Profit Margin(5)	68.1%	67.3%	65.9%

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
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(27,741)	$(43,065)	$(46,648)
Add:
Amortization	117,444	107,013	88,400
Depreciation	4,775	6,514	7,344
Interest expense - net(1)	40,013	58,928	68,611
Loss on extinguishment of debt	—	12,905	—
Income tax expense (benefit)	(12,815)	(22,415)	39
Share-based compensation	50,219	25,125	5,592
Management fees(2)	390	654	839
Restructuring(3)	12,312	4,847	5,027
Acquisition-related expense(4)	4,005	10,650	6,438
Change in Tax Receivable Agreement liability(5)	7,788	—	—
Adjusted EBITDA	$196,390	$161,156	$135,642

Net loss margin	(4.4)%	(7.7)%	(10.7)%
Adjusted EBITDA margin(6)	31.1%	28.9%	31.2%

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
(5) Refers to impact of the remeasurement of the Tax Receivable Agreement liability.
(6)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$149,009	$143,103	$89,454
Less:
Purchases of property and equipment	(3,651)	(3,988)	(2,771)
Capitalized product development costs	(41,460)	(35,920)	(28,822)
Free Cash Flow	$103,898	$103,195	$57,861

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the twelve months ended December 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of December 31, 2022, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
With the proceeds of the IPO and cash from operations, we repaid in full the Second Lien, the Incremental Facility and the Bridge Loan. Accordingly, on December 31, 2022, we had an outstanding debt balance of $744.0 million related to our First Lien. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $7.4 million.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PowerSchool Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerSchool Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders'/members' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2022 due to adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

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
February 24, 2023

We have served as the Company’s auditor since 2015.

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31, 2022	As of December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$137,471	$86,479
Accounts receivable—net of allowance of $4,712 and $4,964 respectively	54,296	48,403
Prepaid expenses and other current assets	36,886	38,423
Total current assets	228,653	173,305
Property and equipment - net	6,173	15,676
Operating lease right-of-use assets	8,877	—
Capitalized product development costs - net	100,861	80,611
Goodwill	2,487,007	2,454,692
Intangible assets - net	722,147	804,909
Other assets	29,677	27,489
Total assets	$3,583,395	$3,556,682
Liabilities and Stockholders'/Members’ Equity
Current Liabilities:
Accounts payable	$5,878	$12,449
Accrued expenses	84,270	71,167
Operating lease liabilities, current	5,263	—
Deferred revenue, current	310,536	294,276
Current portion of long-term debt	7,750	7,750
Total current liabilities	413,697	385,642
Noncurrent Liabilities:
Other liabilities	2,099	7,423
Operating lease liabilities—net of current	8,053	—
Deferred taxes	281,314	295,959
Tax Receivable Agreement liability	410,361	404,394
Deferred revenue—net of current	5,303	6,881
Long-term debt, net	728,624	733,425
Total liabilities	1,849,451	1,833,724
Commitments and contingencies (Note 13)

Stockholders'/Members’ Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 159,596,001 and 158,034,497 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,928,472 and 39,928,472 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	1,438,019	1,399,967
Accumulated other comprehensive loss	(2,122)	(216)
Accumulated deficit	(187,250)	(165,026)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,248,667	1,234,745
Non-controlling interest	485,277	488,213
Total stockholders'/members’ equity	1,733,944	1,722,958
Total liabilities and stockholders'/members' equity	$3,583,395	$3,556,682
See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscriptions and support	$543,444	$477,296	$370,853
Service	70,402	61,976	49,471
License and other	16,837	19,326	14,564
Total revenue	630,683	558,598	434,888
Cost of revenue:
Subscriptions and support	151,374	135,963	108,158
Service	59,027	51,803	41,324
License and other	3,694	2,384	1,320
Depreciation and amortization	58,252	50,708	41,000
Total cost of revenue	272,347	240,858	191,802
Gross profit	358,336	317,740	243,086
Operating expenses:
Research and development	107,498	92,740	70,673
Selling, general, and administrative	178,337	149,167	92,711
Acquisition costs	2,630	7,299	2,495
Depreciation and amortization	63,967	62,818	54,744
Total operating expenses	352,432	312,024	220,623
Income from operations	5,904	5,716	22,463
Interest expense—net	40,013	58,935	68,714
Change in Tax Receivable Agreement liability	7,788	—	—
Loss on extinguishment of debt	—	12,905	—
Other (income) expenses—net	(1,341)	(644)	358
Loss before income taxes	(40,556)	(65,480)	(46,609)
Income tax expense (benefit)	(12,815)	(22,415)	39
Net loss	(27,741)	(43,065)	(46,648)
Less: Net loss attributable to non-controlling interest	(6,954)	(9,296)	—
Net loss attributable to PowerSchool Holdings, Inc.	(20,787)	(33,769)	(46,648)
Net loss attributable to PowerSchool Holdings, Inc. Class A common stock:
Basic	(20,787)	(33,769)	—
Diluted	(26,807)	(33,769)	—
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic and diluted	$(0.13)	$(0.21)	$—
Weighted average shares of Class A common stock:
Basic	158,664,189	157,576,056	—
Diluted	198,592,661	157,576,056	—
Other comprehensive income (loss):
Foreign currency translation	(1,903)	(554)	353
Change in unrealized loss on investments	(3)	—	—
Total other comprehensive income (loss)	(1,906)	(554)	353
Less: comprehensive loss attributable to non-controlling interest	$(382)	$(55)	$—
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(22,311)	$(34,268)	$(46,295)
See notes to consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2019	$1,851,127	—	$—	—	$—	$—	$88	$(131,650)	$—	$1,719,565
Repurchase of management incentive units	(989)	—	—	—	—	—	—	—	—	(989)
Management incentive unit-based compensation	5,592	—	—	—	—	—	—	—	—	5,592
Foreign currency translation	—	—	—	—	—	—	353	—	—	353
Net loss	—	—	—	—	—	—	—	(46,648)	—	(46,648)
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Activity prior to IPO and organizational transactions:
Repurchase of management incentive units	(448)	—	—	—	—	—	—	—	—	(448)
Management incentive unit-based compensation	3,204	—	—	—	—	—	—	—	—	3,204
Foreign currency translation	—	—	—	—	—	—	(283)	—	—	(283)
Net Loss	—	—	—	—	—	—	—	(1,509)	—	(1,509)
Balance—July 30, 2021	$1,858,486	—	$—	—	$—	$—	$158	$(179,807)	$—	$1,678,837
Effects of the IPO and organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount, commissions and deferred offering costs	—	157,918	16	—	—	754,375	—	—	—	754,391
Issuance of Class B common stock	—	—	—	39,928	4	—	—	—	—	4
Effects of organizational transactions	(1,858,486)	—	—	—	—	1,370,041	—	—	488,445	—
Allocation of equity to non-controlling interests	—	—	—	—	—	(51,700)	—	47,041	4,659	—
Establishment of tax receivable agreement liability	—	—	—	—	—	(404,394)	—	—	—	(404,394)
Adjustment to deferred taxes	—	—	—	—	—	(287,364)	—	—	—	(287,364)
Activity subsequent to the IPO and organizational transactions:
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	23,414	—	—	—	23,414
Foreign currency translation	—	—	—	—	—	—	(374)	—	—	(374)
Allocation of equity to non-controlling interests	—	—	—	—	—	(4,405)	—	—	4,405	—
Net loss	—	—	—	—	—	—	—	(32,260)	(9,296)	(41,556)
Balance—December 31, 2021	$—	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958

Issuance of common stock upon vesting of Restricted Stock Awards	$—	1,562	$—	—	$—	$—	$—	$—	$—	$—
Net share settlement of equity awards	$—	—	$—	—	$—	$(11,187)	$—	$—	$—	$(11,187)
Share-based compensation	$—	—	$—	—	$—	$53,389	$—	$—	$—	$53,389
Other comprehensive loss	$—	—	$—	—	$—	$—	$(1,906)	$—	$—	$(1,906)
Allocation of equity to non-controlling interests	$—	—	$—	—	$—	$(4,018)	$—	$—	$4,018	$—
Adjustments to deferred taxes	$—	—	$—	—	$—	$163	$—	$—	$—	$163
Deferred offering costs	$—	—	$—	—	$—	$(295)	$—	$—	$—	$(295)
Cumulative effect adjustment upon adoption of ASC 842 (note 2)	$—	—	$—	—	$—	$—	$—	$(1,437)	$—	$(1,437)
Net loss	$—	—	$—	—	$—	$—	$—	$(20,787)	$(6,954)	$(27,741)
Balance—December 31, 2022	$—	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(27,741)	$(43,065)	$(46,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	12,905	—
Depreciation and amortization	122,219	113,479	95,744
Share-based compensation	50,267	25,137	5,592
Write off of right-of-use assets and disposal of property and equipment	8,837	97	500
Change in fair value of acquisition-related contingent consideration	(4,886)	—	—
Other	10,699	10,216	5,670
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(5,975)	7,299	11,566
Prepaid expenses and other current assets	1,664	(1,099)	(2,387)
Other assets	(2,792)	(1,576)	(6,351)
Accounts payable	(6,052)	2,265	(2,165)
Accrued expenses	9,938	3,381	(996)
Other liabilities	(4,348)	(271)	(273)
Deferred taxes	(15,269)	(24,864)	(1,925)
Deferred revenue	12,448	39,199	31,127
Net cash provided by operating activities	149,009	143,103	89,454
Cash flows from investing activities:
Purchases of property and equipment	(3,651)	(3,988)	(2,771)
Proceeds from sale of property and equipment	—	—	69
Investment in capitalized product development costs	(41,460)	(35,920)	(28,822)
Acquisitions—net of cash acquired	(31,143)	(333,593)	(75,753)
Payment of acquisition-related contingent consideration	(1,392)	—	—
Net cash used in investing activities	(77,646)	(373,501)	(107,277)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(11,187)	—	—
Proceeds from Revolving Credit Agreement	70,000	55,000	101,000
Proceeds from Bridge Loan	—	315,200	—
Repayment of Bridge Loan	—	(320,000)	—
Repayment of Second Lien Debt	—	(365,000)	—
Repayment of Revolving Credit Agreement	(70,000)	(95,000)	(61,000)
Repayment of Incremental Facility	—	(68,775)	(525)
Repayment of First Lien Debt	(7,750)	(7,750)	(7,750)
Payments for repurchase of management incentive units	—	(448)	(989)
Payments of deferred offering costs	(295)	(11,753)	—
Payment of debt issuance costs	—	(2,823)	—
Repayment of capital leases	—	(27)	(34)
Proceeds from initial public offering	—	766,075	—
Net cash (used in) provided by financing activities	(19,232)	264,699	30,702
Effect of foreign exchange rate changes on cash	(1,141)	(556)	876
Net increase in cash, cash equivalents, and restricted cash	50,990	33,745	13,755
Cash, cash equivalents, and restricted cash—Beginning of period	86,991	53,246	39,491
Cash, cash equivalents, and restricted cash—End of period	$137,981	$86,991	$53,246
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,948	$51,438	$72,102
Cash paid for income taxes	2,103	2,452	4,366
Supplemental disclosures of noncash investing and financing activities:
Purchase of capital lease	$—	$—	$245
Property and equipment additions in accounts payable and accrued liabilities	$126	$765	$557
Capitalized interest related to investment in capitalized product development costs	936	403	545
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$137,471	$86,479	$52,734
Restricted cash, included in other current assets	510	512	512
Total cash, cash equivalents, and restricted cash	$137,981	$86,991	$53,246
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

•The Company entered into a tax receivable agreement (the “TRA”) with Topco LLC, and the Principal Stockholders that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021, the consolidated statements of operations and comprehensive loss, statements of stockholders’/members’ equity, and statements of cash flows for the years ended December 31, 2022, 2021, and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In management’s opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. These adjustments consist of normal and recurring items.
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
The estimates the Company evaluates include, but are not limited to:
•the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets, goodwill, contingent consideration, and liabilities associated with deferred revenue and deferred taxes;
•the average period of benefit related to contract cost assets;
•the allowance for doubtful accounts;
•the fair value of certain stock awards;
•the useful lives and recoverability of long-lived assets, including capitalized product development costs
•the recognition, measurement and valuation of deferred income taxes
•the actual amounts and timing of payments under the Tax Receivable Agreement; and
Actual results could differ from those estimates under different assumptions or conditions including, but not limited to, the continued uncertainty surrounding the rapidly changing market and economic conditions due to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.
Recent Accounting Pronouncements Not Yet Adopted
On January 1, 2023, we prospectively adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The adoption of the accounting pronouncement did not have a material impact on the valuation of our financial instruments.
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
4.Allocate the transaction price to the performance obligations in the contract
5.Recognize revenue when (or as) the Company satisfies a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed and has determined that contract terms are generally three years. However, the contract may be in 12-month increments as customers are generally permitted to terminate after 12 months due to non-appropriation of funds. The Company also evaluates whether any optional periods represent a material right. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Transaction price includes both fixed and variable consideration. However, the Company only includes variable consideration in the transaction price to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the products sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
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
The estimated fair value of our investments are based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds, we classify our fixed income investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs were determined by third-party pricing services and were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. We do not hold any investments valued with a Level 3 input.

Additionally, the Company has recognized contingent consideration liabilities related to the acquisitions of Kinvolved and Chalk (each as defined below) classified as accrued expenses on the Company’s consolidated balance sheet. The fair values of these contingent consideration liabilities are based on unobservable inputs, including management estimates and assumptions about future revenues and share price, and are, therefore, classified as Level 3. See Note 10 for further information regarding the fair value of the contingent consideration liabilities.
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
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents consist primarily of money-market funds and commercial paper, all of which are considered high investment grade. We place the majority of our cash and cash equivalents with financial institutions that management believes to have high-quality credit. Certain of our cash balances held with a financial institution are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investments diversified among security types, industries and issuers. Our investments were held and managed by recognized financial institutions that followed our investment policy with the main objective of preserving capital and maintaining liquidity.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, historical payments, and current economic trends. The Company had no customers who accounted for more than 10% of accounts receivable as of December 31, 2022 and December 31, 2021. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
The Company had no customers accounting for more than 10% of total revenue for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents included $90.5 million of money-market funds and $11.3 million of commercial paper. For commercial paper, carrying value approximates fair value due to the short-term nature of the instruments and were classified as Level 2 assets in the fair value hierarchy. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
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

The Company elected the practical expedients to not recognize ROU assets and liabilities for leases with a term of less than twelve months and to not separate non-lease components from the associated lease components. The total consideration includes fixed payments and contractual escalation provisions. The Company is responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. Some leases include options to renew or terminate. The Company includes the option to renew or terminate in its determination of the lease term when the option is deemed to be reasonably assured to be exercised. The Company accounts for changes in the expected lease term as a modification of the original contract.

Operating leases are classified in "Operating lease right-of-use assets", "Operating lease liabilities, current", and "Operating lease liabilities—net of current" on our consolidated balance sheets.
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
Capitalized Cloud Computing Arrangement Implementation Costs
The Company capitalizes certain qualifying costs to implement cloud computing hosting arrangements that are service contracts. Such qualifying costs include direct costs for third-party consulting services, and do not include software maintenance and training costs, which are expensed as incurred. Capitalization of these costs ceases once the software of the hosting arrangement is ready for its intended use. Capitalized costs, net of accumulated amortization, are included in prepaid expenses and non-current assets on the Company’s consolidated balance sheets and amortized to operating expense on a straight-line basis over the expected term of the associated arrangement, including periods that are reasonably expected to be renewed. The amount capitalized is included as a component of net cash used in operating activities in the statements of cash flows.
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
There were no deferred offering costs included in other assets as of December 31, 2022 and December 31, 2021 as the accumulated deferred offering costs of $11.8 million were reclassified to additional paid-in capital upon consummation of the IPO in the third quarter of the fiscal year ended December 31, 2021. Additional deferred offering costs of $0.3 million were incurred and included in additional paid-in capital for the twelve months ended December 31, 2022.

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
For service based awards, compensation expense is recognized on a straight-line basis over the respective requisite service periods of the awards. For performance-based awards where vesting is contingent upon both a service and a performance condition or both a service and market condition, compensation expense is recognized over the respective derived service period of the award when achievement of the performance or market condition is considered probable. Share-based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss based on the function of the employees receiving awards. Any forfeitures are accounted for as they occur.
Income Taxes

As a result of the Organizational Transactions and the IPO, the Company holds an economic interest in Holdings LLC and consolidates its financial position and results. The remaining ownership of Holdings LLC not held by the Company is considered a non-controlling interest. Holdings LLC is treated as a partnership for income tax reporting purposes. Its members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdings LLC’s taxable income. In addition, the Company is subject to U.S. federal, state, local, and foreign income taxes on the taxable income or loss of certain operating subsidiaries of Holdings LLC that are taxed at the entity level.

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
Tax Receivable Agreement
In connection with the Organizational Transactions, the Company entered into a Tax Receivable Agreement (“TRA”) with Topco LLC, Vista Equity Partners and Onex whereby the Company agreed to pay 85% of the amount of certain tax benefits to such pre-IPO owners. Payments to be made under the TRA will vary depending on several factors, including applicable tax rates and the timing and amount of our future income.
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
Advertising Expense
Advertising costs are expensed as they are incurred. During the years ended December 31, 2022, 2021, and 2020, the Company incurred advertising costs of $4.9 million, $4.1 million, and $0.8 million, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
Foreign Currencies
The functional currency of our foreign entities is the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. The gains and losses resulting from such remeasurements are classified within other (income) expenses – net in the Company’s consolidated statements of operations and comprehensive loss in the period of occurrence.
The assets and liabilities of our foreign entities are translated into the Company’s reporting currency, U.S. dollars, at exchange rates in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rates. Adjustments resulting from translating a foreign entity’s financial statements into U.S. dollars are included in accumulated other comprehensive loss as a separate component of stockholders’/members’ equity.
Foreign currency exchange gains and losses are recorded within other (income) expense – net. For the year ended December 31, 2022 and 2021, foreign currency transaction gains were $1.1 million and $0.2 million, respectively. For the year ended December 31, 2020, foreign currency transaction losses were $0.5 million.
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to certain changes that are recorded as an element of stockholders’/members’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and changes in unrealized loss from investment securities. The Company has disclosed accumulated comprehensive income (loss) as a component of stockholders’/members’ equity.
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

3. BUSINESS COMBINATIONS
We completed two acquisition in fiscal year 2021 and three acquisitions in fiscal year 2022. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The total purchase price for Hobsons was $318.9 million, which was paid in cash. Transaction costs of $4.9 million incurred for the year months ended December 31, 2021 are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.

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
4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Year Ended December 31,
	2022	2021	2020

SaaS	$433,643	$368,105	$258,568
Professional services	70,402	61,976	49,471
Software maintenance	109,801	109,191	112,285
License and other	16,837	19,326	14,564
Total revenue	$630,683	$558,598	$434,888
Revenue recognized for the year ended December 31, 2022 and 2021 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

United States	$585,253	$515,043	$397,456
Canada	35,439	35,447	31,057
Other	9,991	8,108	6,375
Total revenue	$630,683	$558,598	$434,888
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	December 31, 2022	December 31, 2021

Balance at beginning of period	$301,157	$235,190
Decrease from revenue recognized	(289,328)	(225,594)
Increase from acquisitions	1,586	26,952
Increase from current year net deferred revenue additions	302,424	264,609
Balance at end of period	$315,839	$301,157
As of December 31, 2022, the Company expects to recognize revenue on approximately 98% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	December 31, 2022	December 31, 2021

Contract costs, current	$6,103	$4,835
Contract costs, noncurrent	23,843	18,454
Total contract costs	$29,946	$23,289
For the years ended, December 31, 2022, 2021, and 2020, amortization expense for contract cost assets was $4.7 million, $3.4 million and $2.0 million, respectively. There was no impairment of contract cost assets during the periods presented.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	December 31, 2022	December 31, 2021

Accounts receivable	$59,008	$53,367
Less allowance	(4,712)	(4,964)
Accounts receivable—net	$54,296	$48,403
The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	December 31, 2022	December 31, 2021

Allowance for doubtful accounts, beginning balance	$4,964	$7,869
Additions to (removals from) allowance for doubtful accounts	131	(2,857)
Write-offs of bad debt expense	(383)	(48)
Allowance for doubtful accounts, ending balance	$4,712	$4,964

6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	December 31, 2022	December 31, 2021

Building	$—	$7,519
Land	—	294
Computer and software	16,272	18,512
Furniture and fixtures	1,563	2,912
Leasehold improvements	2,377	3,963
Property and equipment	20,212	33,200
Less accumulated depreciation	(14,039)	(17,524)
Property and equipment—net	$6,173	$15,676

Depreciation expense was $4.8 million, $6.5 million, and $7.3 million for the year ended December 31, 2022, 2021, and 2020, respectively. See Note 13 for further information regarding the extinguishment of our Building and Land.

In fiscal year 2022, the Company closed several smaller office locations prior to their respective contractual termination dates. As a result, a charge of $1.0 million related to the write-off of the furniture and leasehold improvements within these locations were recognized. See Note 12 for further information regarding the closure of these office locations.
7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	December 31, 2022	December 31, 2021

Gross capitalized product development costs	$152,663	$109,290
Less accumulated amortization	(51,802)	(28,679)
Capitalized product development costs—net	$100,861	$80,611

Future estimated amortization expense on capitalized product developments projects is expected to be as follows as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	$28,432
2024	25,322
2025	18,795
2026	12,897
2027	5,336
Thereafter	10,079
Total	$100,861
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $23.2 million, $15.7 million, and $9.7 million for the year ended December 31, 2022, 2021, and 2020, respectively.

8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2020	$2,213,367
Additions due to acquisitions	241,633
Other adjustments[1]	(308)
Balance—December 31, 2021	$2,454,692
Additions due to acquisitions	31,937
Other adjustments[1]	378
Balance—December 31, 2022	$2,487,007
_____________
1    Includes adjustments of acquisition-date fair value within the one-year measurement period.

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	December 31, 2022	Weighted- Average Useful Life	December 31, 2021	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$293,599	8 years	$285,400	8 years
Customer relationships	742,600	14 years	740,100	14 years
Trademarks	53,474	9 years	52,700	9 years
	$1,089,673		$1,078,200
Accumulated Amortization
Developed technology	$(134,691)		$(100,704)
Customer relationships	(210,120)		(155,012)
Trademarks	(22,715)		(17,575)
	$(367,526)		$(273,291)
Intangible Assets—Net
Developed technology	$158,908		$184,696
Customer relationships	532,480		585,088
Trademarks	30,759		35,125
	$722,147		$804,909
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.

The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$33,989	$33,283	$29,697
Selling, general, and administrative expense	60,246	58,067	48,966
Total amortization of acquired intangible assets	$94,235	$91,350	$78,663
The estimated future amortization of intangible assets as of December 31, 2022, is as follows (in thousands):

Year Ending December 31,
2023	$94,717
2024	94,076
2025	93,887
2026	82,820
2027	66,538
Thereafter	290,109
Total	$722,147
10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2022	December 31, 2021

Accrued compensation	$38,966	$38,492
Accrued interest	9,094	650
Accrued taxes	3,992	2,131
Other accrued expenses	32,218	29,894
Total accrued expenses	$84,270	$71,167
Included within other accrued expenses is the contingent consideration liability related to the acquisitions of Kinvolved and Chalk. The fair value of the contingent consideration is determined using the Monte Carlo simulation and is recorded as selling, general and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss. The fair value is estimated quarterly and is based on unobservable inputs, including management estimates and assumptions about achieving future revenues and/or the Company's share price, and is, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration as of December 31, 2022 is expected to be paid within a year.

The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	$10,079
Payment	$(1,392)
Fair value adjustments	$(4,886)
Balance—December 31, 2022	$3,801

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
As of December 31, 2022, the interest rate for the First Lien is the rate per annum equal to SOFR, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of December 31, 2022 and 2021 was 7.09% and 3.10%, respectively.
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
Under the amended terms of the Revolving Credit Agreement, the Company was permitted to borrow up to $289.0 million as of December 31, 2022 and 2021, respectively. Issuance costs paid through December 31, 2022 (including those issued in connection with the increase in the borrowing capacity and the extension of the maturity date) were $3.4 million.

On September 16, 2022, the Company entered into Amendment No. 4 to the Revolving Credit Agreement, which amended the Revolving Credit Agreement to change the reference rate from LIBOR to the SOFR, as administered by the Federal Reserve Bank of New York, beginning on September 30, 2022.

As of December 31, 2022, the interest rate is equal to SOFR, plus the applicable margin. The applicable margin is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum with up to a 0.25% step down based on the First Lien Net Leverage Ratio, payable quarterly in arrears.
During the year ended December 31, 2022, the Company borrowed and repaid $70.0 million on the Revolving Credit Agreement and there was no outstanding balance on the revolving credit facility as of December 31, 2022 and 2021.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of December 31, 2022 and 2021, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	December 31, 2022	December 31, 2021

Total outstanding principal—First Lien	$744,000	$751,750
Less current portion of long-term debt	(7,750)	(7,750)
Less unamortized debt discount	(715)	(992)
Less unamortized debt issuance costs	(6,911)	(9,583)
Total long-term debt—net	$728,624	$733,425
Maturities on long-term debt outstanding as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$7,750
2024	7,750
2025	728,500
Total	$744,000
12. Leases

The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2027. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $5.5 million, $8.2 million, and $8.0 million for the year ended December 31, 2022, 2021, and 2020, respectively.

In fiscal year 2022, the Company closed several smaller office locations prior to their respective contractual lease termination date. As a result, $7.6 million of right-of-use assets associated with these properties were written-off. Additionally, the Company also incurred an additional $0.3 million of costs associated with closing these office locations. These costs were recorded as selling, general and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss.

Operating lease costs for the year ended December 31, 2022 are as follows (in thousands):

Year Ended December 31,
2022
Operating lease cost[1]	$13,404
Short-term lease cost	$197
Variable lease cost and other, net	$1,486
Total lease cost	$15,087
Cash paid for operating leases	$9,577
ROU assets obtained in exchange for new lease liabilities	$5,484
1 The twelve months ended operating lease cost includes the write-off of right-of-use assets and costs associated with the vacated properties.

Future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$5,642
2024	4,330
2025	2,150
2026	1,218
2027	743
Total undiscounted cash flows	$14,083
Less imputed interest	766
Present value of lease liabilities	$13,317
Weighted average remaining term (years)	3.0
Weighted average discount rate	3.6%
Prior to our adoption of the new lease standard (ASC 842), future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,
2022	$8,683
2023	4,131
2024	2,651
2025	1,373
2026	410
Total	$17,248

13. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $146.8 million through 2027.

As of December 31, 2022, our future non-cancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows (in thousands):

Year Ending December 31,
2023	$53,766
2024	33,652
2025	21,837
2026	18,924
2027	18,650
Total	$146,829

Sale-leaseback Transactions
In fiscal year 2019, the Company entered into a sale-leaseback arrangement for one of its facilities, under which the Company sold the property at below-market value, and subsequently leased back the property at a below-market rent. Due to the existence of a prohibited form of continuing involvement, this transaction did not qualify for sale-leaseback accounting and as a result has been accounted for as a financing transaction under the previous lease accounting standards. Under the financing method, until the related lease is terminated, the assets will remain on its balance sheets, and proceeds received from the sale are reported as financing obligations. As of December 31, 2021, the balance of the remaining financing obligations was $4.5 million.

On January 1, 2022, the arrangement qualified as an operating lease upon adoption of the new leasing standards of ASC 842. As a result, the financing obligation noted above and associated assets of $6.5 million were extinguished and a corresponding operating lease liability of $2.0 million and operating lease right-of-use asset of $2.6 million were recorded.
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $2.2 million and $1.2 million as of December 31, 2022 and 2021, respectively.
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

As of December 31, 2022, the holders of our issued Class A common stock collectively represented approximately 80.0% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 20.0% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the period from the IPO to December 31, 2022 was 20.0%.

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

The Company used the Black-Scholes option-pricing model to determine the fair value of the MIUs. The determination of the fair value using the Black-Scholes option-pricing model was affected by the Company’s estimated common unit price, as well as by assumptions regarding several complex and subjective variables. These variables included the Company’s expected unit price volatility over the term of the MIU, expected dividend yield, risk-free interest rates, and expected term. There were no MIUs granted during the year ended December 31, 2021.

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

Additionally, in 2021, the vesting conditions of existing performance-based vesting MIUs were modified to vest when either (i) a certain equity return multiple is achieved after Vista Equity Partners or Onex beneficially own less than 25% ownership, or (ii) if not vested prior thereto, on the 2-year anniversary of the IPO date of July 30, 2021 if a certain specified total equity return multiple is achieved based on the Company’s market capitalization. The modification resulted in the recognition of incremental share-based compensation expense of $6.3 million on the modification date as the awards became probable of vesting upon modification.

In the fourth quarter of fiscal year 2022, the vesting conditions of the performance-based MIUs were further modified to vest on any date on which the weighted-average share price of the Company’s stock equals or exceeds $25.00 over any consecutive 90 calendar day period. All performance-based MIUs that do not vest as of either (i), the sale of the Company, or (ii) the first date on which Vista Equity Partners beneficially own less than 25% of the total number of equity securities that were owned by Vista Equity Partners on the IPO effective date, or (iii) the first date on which Onex beneficially own less than 25% of the total number of PowerSchool securities that were owned by Onex on the IPO effective date, are forfeited. The modification resulted in an incremental $3.4 million in share-based compensation expense which will be recognized on a straight-line basis through the derived service period.
LTIP
On September 28, 2021, the LTIP holders were granted a total of 528,618 RSUs in exchange for the cancellation of their rights to the cash payments under the pre-IPO LTIP. The RSUs vest over a two year service period starting July 30, 2021. There was no incremental share-based compensation expense from the modification of the LTIP. The share-based compensation expense recognized for the RSUs granted in exchange for the original LTIP rights was $5.7 million and $2.0 million for the years ended December 31, 2022, and 2021, respectively.

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

RSU and RSA activity for the year ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—IPO (July 30, 2021)	—	—	—	—
Granted	6,520,365	$24.66	657,661	$9.44
Vested	—	—	(218,798)	$9.20
Canceled	(251,288)	$18.83	—	—
Balance—December 31, 2021	6,269,077	$24.89	438,863	$9.56
Granted	5,104,575	$17.19	—	$—
Vested	(1,861,862)	$25.00	(361,830)	$9.39
Canceled	(1,631,371)	$21.79	(22,517)	$15.02
Balance—December 31, 2022	7,880,419	$20.52	54,516	$8.43

The following table presents the classification of share-based compensation in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year-ended December 31, 2021
	2022	2021	2020
Cost of revenue
Subscriptions and support	$5,028	$1,634	$66
Service	3,442	1,922	293
Research and development	13,102	5,198	969
Selling, general, and administrative	28,695	16,371	4,264
Total share-based compensation	$50,267	$25,125	$5,592

Share-based compensation capitalized as product development costs was $3.1 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. There was no share-based compensation capitalized as product development costs for the year ended December 31, 2020.

As of December 31, 2022, the total future compensation cost related to unvested share awards is $145.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

16. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS based on net loss attributable to PowerSchool Holdings, Inc., divided by the basic weighted average number of Class A common stock outstanding for the corresponding periods. Diluted EPS of Class A common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to all potentially dilutive securities, using the treasury stock method.

The Company excluded the shares of Class B common stock from the computation of basic and diluted EPS, as holders of Class B common stock do not have any rights to receive dividends or distributions upon the liquidation or winding up of the Company. Accordingly, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

	Year Ended December 31,
	2022	2021	2020
Basic net income (loss) per share:
Numerator:
Net Loss	$(27,741)	$(43,065)	$—
Less: net loss attributable to non-controlling interest	(6,954)	(9,296)	—
Net Loss attributable to PowerSchool Holdings, Inc., basic	(20,787)	(33,769)	—
Denominator:
Weighted average shares of Class A common stock, basic	158,664,189	157,576,056	—
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$(0.13)	$(0.21)	$—
Diluted net income (loss) per share:
Numerator:
Net Loss attributable to PowerSchool Holdings, Inc., basic	$(20,787)	$(33,769)	$—
Adjustment from LLC Units	(6,020)	—	—
Net Loss attributable to PowerSchool Holdings, Inc., diluted	(26,807)	(33,769)	—
Denominator:
Weighted average shares of Class A common stock, basic	158,664,189	157,576,056	—
Dilutive impact of LLC Units	39,928,472	—	—
Weighted average shares of Class A common stock, diluted	198,592,661	157,576,056	—
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$(0.13)	$(0.21)	$—

In addition, the following securities were not included in the computation of diluted shares for the years ended December 31, 2022, 2021 and 2020 because they were antidilutive, but could potentially dilute earnings(loss) per share in the future:

	Year Ended December 31,
	2022	2021	2020
Unvested Restricted Shares and RSUs	7,934,935	6,707,759	—
LLC Units	—	39,928,472	—
Total excluded from diluted EPS calculation	7,934,935	46,636,231	—

17. INCOME TAXES

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(47,342)	$(74,863)	$(54,610)
Foreign	6,786	9,383	8,001
Loss before provision for income taxes	$(40,556)	$(65,480)	$(46,609)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(444)	$—	$—
State	511	490	89
Foreign	2,166	2,142	1,844
Total current tax	2,233	2,632	1,933

	Year Ended December 31,
	2022	2021	2020
Deferred:
Federal	(7,526)	(21,341)	(1,062)
State	(6,322)	(2,248)	(324)
Foreign	(1,200)	(1,458)	(508)
Total deferred tax	(15,048)	(25,047)	(1,894)
Total provision for income taxes	$(12,815)	$(22,415)	$39

A reconciliation of the income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Earnings not subject to tax	(13.5)	(4.7)	(5.8)
State tax expense, net of federal benefit	8.3	2.8	(1.0)
Foreign earnings taxed at different rate	(2.1)	0.2	0.7
Tax restructurings	20.4	—	—
Change in fair value of contingent consideration	(4.5)	—	—
Tax credits	2.4	—	—
Other items	(0.4)	(2.4)	—
Change in valuation allowance	—	17.3	(15.0)
Effective tax rate	31.6%	34.2%	(0.1)%

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set forth below (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss and credit carryforwards	99,109	106,288
Interest expense	20,058	19,175
Lease liability	731	—
Other	1,200	17
Total gross deferred tax assets	121,098	125,480
Less valuation allowance	(449)	(466)
Total net deferred tax assets	120,649	125,014
Deferred tax liabilities:
Investment in partnership	(396,090)	(415,838)
Depreciation and amortization	(4,275)	(4,688)
ROU asset	(776)	—
Other	(822)	(447)
Total gross deferred tax liabilities	(401,963)	(420,973)
Net deferred tax liability	$(281,314)	$(295,959)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company has significant deferred tax liabilities, which are considered as a source of income to realize a majority of the deferred tax assets. Management has also considered the cumulative loss incurred by Holdings LLC over the three-year period ended December 31, 2022. However, the negative evidence of cumulative losses is offset by the objectively-verifiable source of future taxable income represented by the deferred tax liabilities.

As of December 31, 2022, the Company has $386.4 million of federal and state net operating loss carryforwards, which are expected to expire on various dates. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2041. The federal net operating loss carryforwards generated in tax years after 2018 have an unlimited carryforward period, while those generated in earlier tax years have a twenty year carryforward, with expirations beginning in 2036.

The Company is subject to income tax in Canada, India and in the United States. The 2019 through 2021 tax years are open to examination by the taxing jurisdictions in which the company is subject to income taxes. In addition, certain acquired loss, credit, and basis carryforwards are open to examination by the taxing authorities beginning in 2002.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2022	2021
Gross unrecognized income tax benefits - beginning balance	7,228	1,403
Increase related to tax positions taken during the current year	3,082	323
Increase related to tax positions taken during prior years	2,657	—
Decrease related to tax positions taken during prior years	(35)	—
Increase related to the Organizational Transactions	—	5,502
Decrease related to the lapse of applicable statute of limitations	(468)	—
Gross unrecognized income tax benefits - ending balance	12,464	7,228

As of December 31, 2022 and 2021, the Company had unrecognized tax benefits of $12.5 million and $7.2 million, respectively, which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to its unrecognized tax benefits within its provision for income taxes. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits are not material to the consolidated financial statements. The Company does not expect any changes to the unrecognized tax benefits in the next 12 months.

During the year ended December 31, 2022, the Company recorded an increase of $7.8 million to the TRA liability and a decrease of $14.1 million to the deferred tax liability due to changes in estimates. The changes in estimates consisted of updated tax rates, projected future payments due under the TRA, deferred tax impacts of the Organizational Transaction and other return-to-provision adjustments as a result of new information. The resulting increase to income, net of taxes, is $6.3 million. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.04 and $0.03, respectively for the year ended December 31, 2022.

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

As of December 31, 2022, $1.9 million of the TRA was classified as a current liability and $410.4 million was classified as non-current in the consolidated balance sheet.
18. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were $0.4 million, $0.5 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. We may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were less than $0.1 million for the year ended December 31, 2022, 2021, and 2020, respectively. Total aggregate amounts due to Vista and Onex entities were less than $0.1 million as of December 31, 2022 and 2021.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $3.9 million, $2.9 million, and $2.8 million for all other services purchased from entities with common ownership for the year ended December 31, 2022, 2021, and 2020, respectively. Substantially all of the expenses related to the Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were $0.5 million and $0.1 million as of December 31, 2022 and 2021, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
On March 3, 2021, the Company entered into a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, by executing a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB will serve as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $33.7 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $12.0 million and $8.0 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the year ended December 31, 2022 and December 31, 2021, respectively.
On March 3, 2021, the Company entered into a Transition Service Agreement (“TSA”) with EAB for a period of 18 months. Pursuant to the TSA, the Company provided certain administrative and other services including cloud hosting, business systems, general information technology, accounting, sales and marketing to support the standalone operation of the Starfish solution, which was separately acquired by EAB. The Company invoiced EAB on a monthly basis for these agreed upon services. Additionally, the Company cross charged EAB for direct expenses incurred by us on EAB’s behalf and collected cash from customers to be remitted to EAB. Amounts owed from and to EAB may be settled on a net basis due to the existing contractual right to offset within the agreement. The TSA ended in the third quarter of fiscal year 2022. As of December 31, 2022, there was no remaining receivable recorded in prepaid expenses and other current assets in the consolidated balance sheet.

On March 3, 2021 the Company entered into an agreement with EAB to provide Starfish employees access to the Company’s office facilities for a period of one year (“Access and Use Agreement”). Under the terms of the Access and Use Agreement, EAB paid the Company a one-time upfront fee of $1.0 million, which was recognized as a credit to our rent expense and was amortized monthly over the term of the agreement in a selling, general and administrative expense line item on our consolidated statement of operations. The agreement ended on March 3, 2022 and the Company recognized a rent credit in the amount of $0.2 million and $0.8 million for the year ended December 31, 2022 and 2021.
19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the year ended December 31, 2022, 2021, and 2020, of $10.0 million, $8.8 million, and $7.3 million respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2023 Proxy Statement (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders.

Code of Ethics

We adopted a Code of Ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our Code of Ethics is available on our website at investors.powerschool.com under “Governance Documents.” We intend to disclose any amendments to our Code of Ethics, or any waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022.

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

4.1	Description of the Company’s Registered Securities (incorporated by reference to Exhibit 4.1 of PowerSchool Holdings, Inc.’s Annual Report on Form 10-K filed on March 24, 2022).
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

10.7
Incremental Amendment No. 2 to the First Lien Credit Agreement, dated November 25, 2020, by and among Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.6.2 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.8
Incremental Amendment No. 3 to the First Lien Credit Agreement, dated March 30, 2021, by and among Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.6.3 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.9
Amendment No. 4 to the First Lien Credit Agreement, dated as of September 16, 2022, by and among PowerSchool Holdings LLC (f/k/a Severin Holdings, LLC), Severin Acquisition, LLC, certain of its subsidiaries, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2022).

10.10
Lease Agreement, dated as of October 8, 2015, between Parkshore Partners, LLC and PowerSchool Group LLC, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.11	First Amendment to Lease Agreement, dated as of August 15, 2022, between Parkshore Partners LLC and PowerSchool Holdings, Inc.
10.12+
Form of Director and Officer Indemnification Agreement, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.5 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-1 filed on April 6, 2021)

10.13+	PowerSchool Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-8 filed on April 6, 2021).
10.14+	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.15+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.16+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
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

10.19+
Promotion Letter, dated as of November 29, 2022, between PowerSchool Group LLC and Eric Shander (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K/A filed on December 16, 2022).

10.20+
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

10.22+
Letter Agreement, dated as of December 8, 2017, between PowerSchool Group LLC and Devendra Singh (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.23+
Letter Agreement, dated as of July 8, 2019, between PowerSchool Group LLC and Craig R. Greenseid (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.24+
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

PowerSchool Holdings, Inc.

Date: February 24, 2023	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: February 24, 2023	By:	/s/ Hardeep Gulati
	Name:	Hardeep Gulati
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2023	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President and Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2023	By:	/s/ Angelina Hendraka
	Name:	Angelina Hendraka
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: February 24, 2023	By:	/s/ David Armstrong
	Name:	David Armstrong
	Title:	Director

Date: February 24, 2023	By:	/s/ Barbara Byrne
	Name:	Barbara Byrne
	Title:	Director

Date: February 24, 2023	By:	/s/ Judy Cotte
	Name:	Judy Cotte
	Title:	Director

Date: February 24, 2023	By:	/s/ Laurence Goldberg
	Name:	Laurence Goldberg
	Title:	Director, Co-Chair of the Board

Date: February 24, 2023	By:	/s/ Betty Hung
	Name:	Betty Hung
	Title:	Director

Date: February 24, 2023	By:	/s/ Ronald D. McCray
	Name:	Ronald D. McCray
	Title:	Director

Date: February 24, 2023	By:	/s/ Amy McIntosh
	Name:	Amy McIntosh
	Title:	Director

Date: February 24, 2023	By:	/s/ Gwen Reinke
	Name:	Gwen Reinke
	Title:	Director

Date: February 24, 2023	By:	/s/ Maneet S. Saroya
	Name:	Maneet S. Saroya
	Title:	Director, Co-Chair of the Board