Form 10-Q
period 2023-03-31
POWERSCHOOL HOLDINGS, INC.
filed 2023-05-05
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Not applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PWSC	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The registrant had 200,623,713 shares of common stock outstanding as of April 28, 2023.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	As of March 31, 2023	As of December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$64,273	$137,471
Accounts receivable - net of allowance of $4,540 and $4,712, respectively	45,567	54,296
Prepaid expenses and other current assets	44,011	36,886
Total current assets	153,851	228,653
Property and equipment - net	5,753	6,173
Operating lease right-of-use assets	7,987	8,877
Capitalized product development costs - net	104,209	100,861
Goodwill	2,487,024	2,487,007
Intangible assets - net	698,473	722,147
Other assets	31,809	29,677
Total assets	$3,489,106	$3,583,395
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,319	$5,878
Accrued expenses	93,871	84,270
Operating lease liabilities, current	4,567	5,263
Deferred revenue, current	236,068	310,536
Current portion of long-term debt	7,750	7,750
Total current liabilities	348,575	413,697
Noncurrent Liabilities:
Other liabilities	2,097	2,099
Operating lease liabilities - net of current	6,949	8,053
Deferred taxes	273,355	281,314
Tax Receivable Agreement liability	392,671	410,361
Deferred revenue - net of current	6,084	5,303
Long-term debt, net	727,414	728,624
Total liabilities	1,757,145	1,849,451
Commitments and contingencies (Note 13)

Stockholders' Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 162,870,882 and 159,596,001 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 37,654,059 and 39,928,472 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	1,477,630	1,438,019
Accumulated other comprehensive loss	(2,033)	(2,122)
Accumulated deficit	(199,103)	(187,250)
Total stockholders' equity attributable to PowerSchool Holdings, Inc.	1,276,514	1,248,667
Non-controlling interest	455,447	485,277
Total stockholders' equity	1,731,961	1,733,944
Total liabilities and stockholders' equity	$3,489,106	$3,583,395
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscriptions and support	$141,073	$129,765
Service	16,233	16,063
License and other	2,148	3,764
Total revenue	159,454	149,592
Cost of revenue:
Subscriptions and support	38,194	38,034
Service	14,323	14,996
License and other	951	986
Depreciation and amortization	16,021	13,961
Total cost of revenue	69,489	67,977
Gross profit	89,965	81,615
Operating expenses:
Research and development	25,421	26,618
Selling, general, and administrative	49,558	40,102
Acquisition costs	—	1,575
Depreciation and amortization	15,771	15,958
Total operating expenses	90,750	84,253
Loss from operations	(785)	(2,638)
Interest expense - net	14,029	7,022
Other expenses (income) - net	44	(78)
Loss before income taxes	(14,858)	(9,582)
Income tax (benefit) expense	(45)	4,538
Net loss	(14,813)	(14,120)
Less: Net loss attributable to non-controlling interest	(2,960)	(2,007)
Net loss attributable to PowerSchool Holdings, Inc.	$(11,853)	$(12,113)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.07)	$(0.08)
Weighted average shares of Class A common stock - basic and diluted	160,506,571	158,112,296
Other comprehensive income, net of taxes:
Foreign currency translation	86	209
Change in unrealized gain on investments	3	—
Total other comprehensive income	89	209
Less: comprehensive income attributable to non-controlling interest	17	42
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(11,781)	$(11,946)

See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
Issuance of common stock upon vesting of Restricted Stock Awards	1,000	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,280	—	—	—	15,280
Net share settlement of equity awards	—	—	—	—	(1,284)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	—	—	—	89	—	—	89
Allocation of equity to noncontrolling interests	—	—	—	—	(772)	—	—	772	—
Exchange of Class B common stock for Class A common stock related to secondary offering	2,274	—	(2,274)	—	27,642	—	—	(27,642)	—
Adjustments to deferred taxes and Tax Receivable Agreement liability related to secondary offering	—	—	—	—	(1,255)	—	—	—	(1,255)
Net loss	—	—	—	—	—	—	(11,853)	(2,960)	(14,813)
Balance—March 31, 2023	162,870	$16	37,654	$4	$1,477,630	$(2,033)	$(199,103)	$455,447	$1,731,961

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	12,209	—	—	—	12,209
Foreign currency translation	—	—	—	—	—	(469)	—	—	(469)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,024)	—	—	2,024	—
Deferred offering costs	—	—	—	—	(295)	—	—	—	(295)
Adjustments to deferred taxes	—	—	—	—	212	—	—	—	212
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	(12,113)	(2,007)	(14,120)
Balance—March 31, 2022	158,150	$16	39,928	$4	$1,410,069	$(685)	$(178,576)	$488,230	$1,719,058
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,813)	$(14,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,792	29,935
Share-based compensation	14,549	11,550
Amortization of operating lease right-of-use assets	788	1,911
Change in fair value of acquisition-related contingent consideration	(450)	163
Amortization of debt issuance costs	876	876
Provision for allowance for doubtful accounts	369	(475)
Loss on lease modification	52	—
Disposal of property and equipment	48	3
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	8,360	4,775
Prepaid expenses and other current assets	(7,135)	(4,686)
Other assets	(2,283)	(1,450)
Accounts payable	250	(6,423)
Accrued expenses	(16,512)	(10,911)
Other liabilities	(1,737)	(6,566)
Deferred taxes	(494)	4,894
Deferred revenue	(73,687)	(74,019)
Net cash used in operating activities	(60,027)	(64,543)
Cash flows from investing activities:
Purchases of property and equipment	(356)	(1,761)
Investment in capitalized product development costs	(9,676)	(8,920)
Acquisitions—net of cash acquired	—	(15,530)
Net cash used in investing activities	(10,032)	(26,211)
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(1,284)	—
Proceeds from Revolving Credit Agreement	—	30,000
Repayment of First Lien Debt	(1,938)	(1,938)
Payments of deferred offering costs	—	(295)
Net cash (used in) provided by financing activities	(3,222)	27,767
Effect of foreign exchange rate changes on cash	73	92
Net decrease in cash, cash equivalents, and restricted cash	(73,208)	(62,895)
Cash, cash equivalents, and restricted cash—Beginning of period	137,981	86,991
Cash, cash equivalents, and restricted cash—End of period	$64,773	$24,096

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,695	$6,183
Cash paid for income taxes	390	715
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$317	$67
Capitalized interest related to investment in capitalized product development costs	296	61
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$64,273	$23,585
Restricted cash, included in other current assets	500	511
Total cash, cash equivalents, and restricted cash	$64,773	$24,096
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS

Background and Nature of Operations

PowerSchool Holdings, Inc. (the “Company,” “PowerSchool,” “we,” “us,” or “our”) was formed as a Delaware corporation on November 30, 2020 for the purpose of completing an initial public offering (“IPO”) and a series of transactions in order to carry on the business of PowerSchool Holdings LLC (“Holdings LLC”), formerly known as Severin Holdings, LLC. Our Principal Stockholders are Onex Partners Managers LP (“Onex”) and Vista Equity Partners (“Vista”).

The transactions include amendments to the Company’s operating agreement to modify its capital structure by replacing the membership interests then held by its existing owners with a new class of membership interests (“LLC Units”) held initially by Severin Topco LLC (“Topco LLC”), a portion of which have a participation threshold (the “Participation Units”) and appointing the Company as the sole managing member of Holdings LLC; issuance of unrestricted and restricted Class A common stock in exchange for vested and unvested pre-IPO share-based awards, issuance of 39,928,472 shares of Class B common stock, par value $0.0001 per share to Topco LLC, on a one-to-one basis with the number of LLC Units (other than Participation Units), restructuring of certain entities (“Blocker Entities”) associated with the Principal Stockholders, and execution of an exchange agreement (the “Exchange Agreement”) with Topco LLC. Pursuant to the Exchange Agreement, Topco LLC is entitled to exchange LLC Units (other than Participation Units), together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at its election, for cash from a substantially concurrent public offering or private sale. Participation Units may be exchanged for a number of shares of Class A common stock based on an exchange formula that takes into account the current value of a share of Class A common stock and a pre-determined participation threshold. Additionally, the Company entered into a tax receivable agreement (the “TRA”) with Topco LLC, and the Principal Stockholders that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes. Collectively, these transactions are referred to as “Organizational Transactions”.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of March 31, 2023, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022, and the notes to such interim condensed consolidated financial statements are unaudited.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, we have condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. These adjustments consist of normal and recurring items. The results of operations for the three months ended March 31, 2023 and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes provided in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•the recognition, measurement and valuation of deferred income taxes; and
•the actual amounts and timing of payments under the Tax Receivable Agreement
Actual results could differ from those estimates under different assumptions or conditions.
Recent Accounting Pronouncements Not Yet Adopted
There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Recently Adopted
On January 1, 2023, the Company prospectively adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The adoption of the accounting pronouncement did not have a material impact on the valuation of the Company’s financial instruments.

Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.
3. CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. As of March 31, 2023, cash equivalents included $19.0 million of money-market funds. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, are classified as Level 1 assets.
4. BUSINESS COMBINATIONS
We did not have any acquisitions during the three months ended March 31, 2023 and completed three acquisitions in fiscal year 2022. The purchase price allocation for acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

5. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022

SaaS	$113,964	$102,664
Professional services	16,233	16,063
Software maintenance	27,109	27,101
License and other	2,148	3,764
Total revenue	$159,454	$149,592

Revenue recognized for the three month periods ended March 31, 2023 and 2022 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

United States	$148,807	$138,462
Canada	8,178	8,744
Other	2,469	2,386
Total revenue	$159,454	$149,592

The Company had no customers accounting for more than 10% of total revenue for the periods presented.
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	March 31, 2023	December 31, 2022

Balance at beginning of period	$315,839	$301,157
Decrease from revenue recognized	(109,855)	(289,328)
Increase from acquisitions	—	1,586
Increase from current period net deferred revenue additions	36,168	302,424
Balance at end of period	$242,152	$315,839
As of March 31, 2023, the Company expects to recognize revenue on approximately 97% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	March 31, 2023	December 31, 2022

Contract costs, current	$6,427	$6,103
Contract costs, noncurrent	24,242	23,843
Total contract costs	$30,669	$29,946
Amortization expense for contract cost assets was $1.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. There was no impairment of contract cost assets during the periods presented.
6.     PROPERTY AND EQUIPMENT - NET
Property and equipment by category are as follows (in thousands):

	March 31, 2023	December 31, 2022

Computer and software	$16,396	$16,272
Furniture and fixtures	1,564	1,563
Leasehold improvements	2,400	2,377
Property and equipment	20,360	20,212
Less: accumulated depreciation	(14,607)	(14,039)
Property and equipment—net	$5,753	$6,173
Depreciation expense was $0.9 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS - NET

Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Gross capitalized product development costs	$163,209	$152,663
Less accumulated amortization	(59,000)	(51,802)
Capitalized product development costs—net	$104,209	$100,861
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $7.2 million and $5.3 million for the three months ended March 31, 2023, and 2022, respectively.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2022	$2,487,007
Additions due to acquisitions	—
Other adjustments	17
Balance—March 31, 2023	$2,487,024

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	March 31, 2023	Weighted- Average Useful Life	December 31, 2022	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$293,604	8 years	$293,599	8 years
Customer relationships	742,600	14 years	742,600	14 years
Trademarks	53,474	9 years	53,474	9 years
	$1,089,678		$1,089,673
Accumulated Amortization
Developed technology	$(143,265)		$(134,691)
Customer relationships	(223,930)		(210,120)
Trademarks	(24,010)		(22,715)
	$(391,205)		$(367,526)
Intangible Assets—Net
Developed technology	$150,339		$158,908
Customer relationships	518,670		532,480
Trademarks	29,464		30,759
	$698,473		$722,147

Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general, and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$8,574	$8,378
Selling, general, and administrative expense	15,105	14,970
Total amortization of acquired intangible assets	$23,679	$23,348
The estimated future amortization of intangible assets as of March 31, 2023, is as follows (in thousands):

Year Ending December 31,
2023 (remaining nine months)	$71,038
2024	94,077
2025	93,888
2026	82,820
2027	66,539
Thereafter	290,111
Total	$698,473
10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2023	December 31, 2022

Accrued compensation	$24,294	$38,966
Accrued interest	9,495	9,094
Accrued taxes	2,270	2,130
Tax Receivable Agreement liability, current	28,287	1,862
Other accrued expenses	29,525	32,218
Total accrued expenses	$93,871	$84,270

Included within other accrued expenses is the contingent consideration liability related to the acquisition of Chalk. The fair value of the contingent consideration is determined using the Monte Carlo simulation and is recorded as selling, general, and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss. The fair value is estimated quarterly and is based on unobservable inputs, including management estimates and assumptions about achieving future revenues and the Company's share price, and is, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration as of March 31, 2023 is expected to be paid within a year.

The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	10,079
Payment	(1,392)
Fair value adjustments	(4,886)
Balance—December 31, 2022	$3,801
Fair value adjustments	(450)
Balance—March 31, 2023	$3,351

11. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
First Lien Credit Agreement (“First Lien”)
In August 2018, the Company entered into a loan agreement with a consortium of lenders which provided $775.0 million of term loans. The First Lien also provides for a Revolving Credit Agreement, discussed in more detail below. The First Lien is repayable in quarterly payments of $1.9 million through July 31, 2025, with all remaining outstanding principal due on July 31, 2025, the maturity date of the First Lien.
As of March 31, 2023, the interest rate for the First Lien is the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of March 31, 2023 and December 31, 2022 was 7.68% and 7.09%, respectively.
The First Lien is collateralized on a first lien basis by substantially all of the assets and property of Holdings LLC and its domestic subsidiaries.
Revolving Credit Agreement

The First Lien provides for a Revolving Credit Agreement allowing the Company to borrow funds from time to time. In July 2021, the Revolving Credit Agreement was amended and permitted the Company to borrow up to $289.0 million. The Revolving Credit Agreement matures on May 2, 2025.

The interest rate of the Revolving Credit Agreement is equal to SOFR, plus the applicable margin. The applicable margin is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum with up to a 0.25% step down based on the First Lien Net Leverage Ratio, payable quarterly in arrears.
There was no outstanding balance on the Revolving Credit Agreement as of March 31, 2023 and December 31, 2022.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of March 31, 2023 and December 31, 2022, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	March 31, 2023	December 31, 2022

Total outstanding principal—First Lien	$742,063	$744,000
Less: current portion of long-term debt	(7,750)	(7,750)
Less: unamortized debt discount	(647)	(715)
Less: unamortized debt issuance costs	(6,252)	(6,911)
Total long-term debt—net	$727,414	$728,624
Maturities on long-term debt outstanding as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (remaining nine months)	$5,813
2024	7,750
2025	728,500
Total	$742,063
12. Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $1.0 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

Lease costs for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$954	$5,555
Short-term lease cost	17	52
Variable lease cost and other, net	374	291
Total lease cost	$1,345	$5,898
Cash paid for operating leases	$1,769	$2,344
ROU assets obtained in exchange for new lease liabilities	$—	$16,342

Future minimum lease payments under non-cancelable operating lease agreements as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (remaining nine months)	$3,820
2024	4,316
2025	2,135
2026	1,208
2027	747
Total undiscounted cash flows	$12,226
Less imputed interest	710
Present value of lease liabilities	$11,516
Weighted average remaining term (years)	2.9
Weighted average discount rate	4.0%

13. COMMITMENTS AND CONTINGENCIES
Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $221.2 million through 2027.

Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $0.4 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.
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
14. STOCKHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST

Stockholders’ Equity

The Company’s amended and restated certificate of incorporation effective July 27, 2021 authorizes (i) 50,000,000 shares of preferred stock, par value $0.0001 per share, (ii) 500,000,000 shares of Class A common stock, par value $0.0001 per share, and (iii) 300,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by law. Each share of Class A common stock and Class B common stock entitles its holder to one vote on all matters presented to our stockholders generally.

As of March 31, 2023, the holders of our issued Class A common stock collectively held approximately 81.2% of the economic interest and voting power in the Company and holders of our issued Class B common stock collectively held approximately 18.8% of the economic interest and voting power in the Company. As of December 31, 2022, the Class B common stock collectively held approximately 20.0% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three months ended March 31, 2023 and 2022 was 19.6% and 20.2%, respectively.

15. SHARE-BASED COMPENSATION

Prior to the IPO, Holdings LLC maintained an equity incentive plan for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Company’s 2021 Omnibus Incentive Plan (“2021 Plan”), approved on July 27, 2021 in connection with the IPO. The 2021 Plan reserves 19,315,000 shares of the Company’s Class A common stock and provides for the granting of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.
Market-share Units (“MSUs”)

In the first quarter of fiscal 2023, the Company granted MSUs to certain executives. The target number of awards granted will be based on the relative growth of the Company's share price over a two- and three-year performance period beginning on the date of grant and ending on the second and third anniversary of the grant date. These awards are subject to continuous employment through each individual vesting period.

The fair value of the MSUs was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 58%, 0% dividend yield, and a risk-free interest rate of 3.7%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted during the first quarter of 2023 is $12.6 million which is recognized on a straight-line basis over the performance periods. The share-based compensation expense of these awards was immaterial for the three months ended March 31, 2023.

MSU activity for the three-months ended March 31, 2023 is as follows:

	Market-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2022	—	—
Granted	474,846	$26.64
Vested	—	—
Canceled	—	—
Balance—March 31, 2023	474,846	$26.64

RSUs/RSAs

The RSUs and RSAs vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the three-months ended March 31, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2022	7,880,419	$20.52	54,516	$8.43
Granted	2,827,669	$19.30	—	—
Vested	(1,051,193)	$19.23	(10,304)	$9.03
Canceled	(164,368)	$21.37	—	—
Balance—March 31, 2023	9,492,527	$20.28	44,212	$8.28
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue
Subscriptions and support	$1,388	$1,034
Service	811	984
Research and development	3,729	2,870
Selling, general, and administrative	8,621	6,662
Total stock-based compensation	$14,549	$11,550
Share-based compensation capitalized as product development costs was $0.7 million and $0.7 million for the three months ended March 31, 2023, and 2022, respectively.
As of March 31, 2023, the total future compensation cost related to unvested share awards is $195.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.
16. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic EPS.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Loss	$(14,813)	$(14,120)
Less: net loss attributable to non-controlling interest	(2,960)	(2,007)
Net loss attributable to PowerSchool Holdings, Inc.	$(11,853)	$(12,113)
Denominator:
Weighted average shares of Class A common stock - basic and diluted	160,506,571	158,112,296
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock - basic and diluted	$(0.07)	$(0.08)

As shares of our Class B common stock are considered non-participating securities, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

In addition, the following securities were not included in the computation of diluted shares outstanding for the three months ended March 31, 2023 and 2022 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended March 31,
	2023	2022
Unvested RSAs and RSUs	9,536,739	10,144,053
LLC Units	37,654,059	39,928,472
MSUs	474,846	—
Total excluded from diluted EPS calculation	47,665,644	50,072,525

17. INCOME TAXES

The Company recorded an insignificant amount of income tax benefit and effective tax rate of 0.3% for the three months ended March 31, 2023 and income tax expense of $4.5 million and an effective tax rate of (47.4)% for the three months ended March 31, 2022. The income tax expense (benefit) for the three months ended March 31, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest and nondeductible executive compensation during the three month period. The income tax benefit for the three months ended March 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, nondeductible executive compensation and an adjustment to deferred tax expense relating to business combinations.

As of March 31, 2023, the Company had gross unrecognized tax benefits of $13.2 million, all of which, if recognized, would impact the Company’s effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

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

During the three months ended March 31, 2023, the Company recorded an increase of $8.7 million to the TRA liability and a decrease of $7.5 million to the deferred tax liability due to the secondary offering. These changes resulted in a net noncash impact to additional paid-in capital of $1.3 million.

As of March 31, 2023, $28.3 million of the TRA was classified as a current liability included within accrued expenses and $392.7 million was classified as non-current in the consolidated balance sheet.
18. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista Consulting”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were de minimis for all periods presented. We may continue to engage Vista Consulting from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for all periods presented.
The Company also purchased services from entities that share common ownership with Vista and Onex. For the three months ended March 31, 2023, and 2022, the Company purchased $4.8 million and $1.6 million of services from these entities. Substantially all of the expenses related to Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were $0.2 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
The Company has a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, pursuant to a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB serves as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the annual period was $36.8 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $2.3 million and $2.5 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three months ended March 31, 2023 and 2022, respectively.

In February 2023, certain selling stockholders, which included Hardeep Gulati, the Company’s Chief Executive Officer, Topco LLC, and certain funds affiliated with Vista and Onex, conducted a secondary offering of 8,700,000 shares of the Company’s Class A common stock. The Company did not receive any proceeds from the sale of the Class A common stock by the selling stockholders, but bore the costs associated with the secondary offering (other than underwriting discounts and commissions), which were approximately $1.4 million and were recorded as selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

19. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $2.6 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of March 31, 2023, we serve more than 15,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., over 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
From 2015, through March 31, 2023, we completed 16 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership.
Our Business Model
We offer our software platform through a cloud-based, software-as-a-service (“SaaS”) business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 88.5% of our total revenue for the three months ended March 31, 2023.
We generally price our SaaS and license agreements at individually negotiated rates with occasional discounts, typically for multi-solution sales or to help districts meet their budget and funding timing constraints. Such agreements are typically sold on a three-year basis with one-year rolling renewals and annual price escalators. We typically invoice our customers annually, in advance, for subscription fees and maintenance, while a portion of customers are billed semiannually, quarterly, or monthly. SaaS revenues are recognized over time to appropriately reflect progress towards full completion of our performance obligations.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 109.1% as of March 31, 2023 compared to 106.7% as of March 31, 2022.
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
Continue to Expand Into Complementary Adjacencies
Since 2015, we have acquired and successfully integrated 16 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. Mergers & Acquisitions (“M&A”) are core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.

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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of March 31, 2023, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Currency Fluctuations

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. During 2022, the U.S. dollar significantly strengthened against the foreign currencies, including the Euro. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the first quarter of 2023.

High Interest Rates

As a result of increased federal funds interest rates, the interest rate applicable to our First Lien loan increased from 3.5% as of March 31, 2022 to 7.7% as of March 31, 2023. As a result, our net interest expense has increased from $7.0M as of March 31, 2022 to $14.0M as of March 31, 2023. If interest rates continue to increase our cost of debt may also continue to increase and we may have to divert available cash to the payment of interest.

Inflation and other Macroeconomic Events

Adverse macroeconomic conditions, including but not limited to high inflation and slower economic growth and fears of recession could impact our business and customer spending. Certain of our customers may also be negatively impacted by these events. Inflation reached record levels in 2022 and continues to be at high levels in 2023. While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.
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

We closed the quarter ended March 31, 2023 with ARR of $612.3 million compared to $556.7 million as of March 31, 2022.
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
We closed the twelve-month period ended March 31, 2023 with a Net Revenue Retention Rate of 109.1% compared to Net Revenue Retention of 106.7% for the twelve-month period ended March 31, 2022. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

Components of Results of Operations
Revenues
We recognize revenue under Accounting Standard Codification Topic 606 (“ASC 606”) and 340-40 (“ASC 340-40”). Under ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See “Critical Accounting Estimates.”
Subscriptions and Support. Subscriptions and support revenues consist primarily of fees from customers accessing our solutions. Revenue is recognized ratably over the contract period as the services are provided.
Service. Service revenues consist primarily of fees related to new product implementations, customizations and customer training. Revenue is recognized at a point in time when the services are rendered.
License and other. License and other revenues consist primarily of one-time perpetual license and partner royalty fees or reseller arrangements. Revenue is recognized at a point in time when the customer is able to use and benefit from the software.
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
Interest Expense, Net
Interest expense, net consists primarily of interest payments on our outstanding borrowings under our First Lien and Revolving Credit Agreement.
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$141,073	$129,765
Service	16,233	16,063
License and other	2,148	3,764
Total revenue	159,454	149,592
Cost of revenue:
Subscriptions and support	38,194	38,034
Service	14,323	14,996
License and other	951	986
Depreciation and amortization	16,021	13,961
Total cost of revenue	69,489	67,977
Gross profit	89,965	81,615
Operating expenses:
Research and development	25,421	26,618
Selling, general, and administrative	49,558	40,102
Acquisition costs	—	1,575
Depreciation and amortization	15,771	15,958
Total operating expenses	90,750	84,253
Loss from operations	(785)	(2,638)
Interest expense - net	14,029	7,022
Other expenses (income) - net	44	(78)
Loss before income taxes	(14,858)	(9,582)
Income tax (benefit) expense	(45)	4,538
Net loss	(14,813)	(14,120)
Less: Net loss attributable to non-controlling interest	(2,960)	(2,007)
Net loss attributable to PowerSchool Holdings, Inc.	$(11,853)	$(12,113)
Other comprehensive income, net of taxes:
Foreign currency translation	86	209
Change in unrealized gain on investments	3	—
Total other comprehensive income	89	209
Less: comprehensive income attributable to non-controlling interest	17	42
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(11,781)	$(11,946)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	88%	87%
Service	11	11
License and other	1	2
Total revenue	100	100
Cost of revenue:
Subscriptions and support	24	25
Service	9	10
License and other	<1	<1
Depreciation and amortization	10	9
Total cost of revenue	44	45
Gross profit	56	55
Operating expenses:
Research and development	16	18
Selling, general, and administrative	31	27
Acquisition costs	—	1
Depreciation and amortization	10	11
Total operating expenses	57	56
Loss from operations	(<1)	(2)
Interest expense - net	9	5
Other expenses (income) - net	(<1)	(<1)
Loss before income taxes	(9)	(6)
Income tax (benefit) expense	(<1)	3
Net loss	(9)	(9)
Less: Net loss attributable to non-controlling interest	(2)	(1)
Net loss attributable to PowerSchool Holdings, Inc.	(7)	(8)
Other comprehensive income, net of taxes:
Foreign currency translation	<1	<1
Change in unrealized gain on investments	<1	—
Total other comprehensive income	<1	<1
Less: comprehensive income attributable to non-controlling interest	<1	<1
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(7)%	(8)%

Discussion of Results of Operations
Revenues

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue:
Subscriptions and support	$141,073	$129,765	$11,308	9%
Service	16,233	16,063	170	1%
License and other	2,148	3,764	(1,616)	(43)%
Total revenue	$159,454	$149,592	$9,862	7%
The period-over-period increase in subscriptions and support revenue for the three months ended March 31, 2023 was driven by increased sales of our solutions to new customers, and by cross-selling and upselling to existing customers. The period-over-period change in license and other revenue was driven primarily due to the variability caused by the point in time nature of this revenue stream; we expect this variability to continue in future quarters.
Total Cost of Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of Revenue:
Subscriptions and support	$38,194	$38,034	$160	0%
Service	14,323	14,996	(673)	(4)%
License and other	951	986	(35)	(4)%
Depreciation and amortization	16,021	13,961	2,060	15%
Total cost of revenue	$69,489	$67,977	$1,512	2%

The period-over-period decrease in service cost of revenue for the three months ended March 31, 2023 was primarily attributable to a decrease of $0.9 million in restructuring costs, partially offset by an increase of $0.3 million in PowerSchool University costs.

The increase in depreciation and amortization cost of revenue for the three months ended March 31, 2023 was due to additional amortization expense resulting from higher capitalized projects.
Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$25,421	$26,618	$(1,197)	(4)%
Selling, general, and administrative	49,558	40,102	9,456	24%
Acquisition costs	—	1,575	(1,575)	(100)%
Depreciation and amortization	15,771	15,958	(187)	(1)%
Total operating expenses	$90,750	$84,253	6,497	8%

Research and development. The period-over-period decrease in research and development expense for the three months ended March 31, 2023 was primarily attributable to a decrease of $1.4 million in third party contractor costs and $0.6 million in outside services, partially offset by an increase of $0.9 million in personnel costs from headcount increase and stock-based awards,

Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three months ended March 31, 2023 was primarily attributable to an increase of $4.7 million in personnel costs from headcount increase and stock-based awards, $1.6 million in corporate and outside services, $1.5 million in marketing costs corresponding to current period in-person marketing events, $0.9 million in software and technology costs, offset by a decrease in $0.9 million in rent due to closures of office facilities throughout the fiscal year 2022 and $0.8 million in insurance costs from lower premiums. Additionally, the selling, general and administrative expenses for the three months ended March 31, 2023 also included $1.4 million of secondary offering expenses.
Acquisition costs. The period-over-period decrease in acquisition costs for the three months ended March 31, 2023 corresponds to the lower acquisition activities in the current period.

Depreciation and amortization. The depreciation and amortization for the three months ended March 31, 2023 was consistent with the same period in the prior year. The period-over-period decrease in depreciation and amortization for the three months ended March 31, 2023 was driven by lower property and equipment balance.
Interest Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest expense - net	$14,029	$7,022	$7,007	100%
The period-over-period increase in interest expense for the three months ended March 31, 2023 was driven by higher interest rates on our First Lien term loan.

Other Expenses (Income) - Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Other expenses (income) - net	$44	$(78)	$122	(156)%
The period-over-period fluctuations increase Other expenses (income) - net for the three months ended March 31, 2023 was attributable to the impact of the foreign currency fluctuations during the periods.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Income tax (benefit) expense	$(45)	$4,538	$(4,583)	(101)%

The period-over-period change in income tax expense (benefit) for the three months ended March 31, 2023 was primarily due to deferred tax expense related to the acquisition of Kinvolved, Inc. completed during the three months ended March 31, 2022.

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
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $64.3 million, which were held for working capital and general corporate purposes, as well as the available balance of our Revolving Credit Agreement, described in Note 11 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our cash equivalents were comprised of bank deposits and money-market funds, which are generally held with large global financial institutions with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates general credit risk and more specifically risk related to recent banking sector events.
Our cash flows from operations in the three months ended March 31, 2023 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs beyond the next twelve months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the timing of required tax distributions and TRA payments, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023, we had deferred revenue of $242.2 million, of which $236.1 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term loan borrowings totaling $775.0 million. The First Lien also provided for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $289.0 million. The First Lien is repayable in quarterly payments of $1.9 million through July 31, 2025, with all remaining outstanding principal due on July 31, 2025.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin of 3.25% per annum. As of March 31, 2023, the interest rate on the First Lien was 7.68%.
Other Contractual Obligations

Our material cash requirements from other known contractual and other obligations primarily consist contractual obligations under operating leases for office space, data facilities, cloud hosting arrangements and other services we purchase as part of our normal operations.

See Note 13. Commitments and Contingencies of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(60,027)	$(64,543)
Net cash used in investing activities	(10,032)	(26,211)
Net cash (used in) provided by financing activities	(3,222)	27,767
Effect of foreign exchange rate changes on cash	73	92
Net decrease in cash, cash equivalents, and restricted cash	$(73,208)	$(62,895)
Cash, cash equivalents, and restricted cash—Beginning of period	137,981	86,991
Cash, cash equivalents, and restricted cash—End of period	$64,773	$24,096
Operating Activities
Net cash used in operating activities of $60.0 million for the three months ended March 31, 2023 was primarily related to our net loss of $14.8 million, adjusted for non-cash charges of $48.0 million and net cash outflows of $93.2 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of property, equipment and intangible assets of $31.8 million and share-based compensation expense of $14.5 million. The main drivers of net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $73.7 million and accounts receivable of $8.4 million due to the seasonality of our billing cycle.
Net cash used in operating activities of $64.5 million for the three months ended March 31, 2022 was primarily related to our net loss of $14.1 million, adjusted for non-cash charges of $44.0 million and net cash outflows of $94.4 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $29.9 million and share-based compensation of $11.6 million. The main drivers of the net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $74.0 million and accounts receivable of $4.8 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $10.0 million for the three months ended March 31, 2023 was primarily related to our investment in capitalized product development costs of $9.7 million and purchases of property and equipment of $0.4 million.
Net cash used in investing activities of $26.2 million for the three months ended March 31, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved of $15.5 million and our investment in capitalized product development costs of $8.9 million and purchases of property and equipment of $1.8 million.
Financing Activities
Net cash used in financing activities of $3.2 million for the three months ended March 31, 2023 was primarily related to payment of taxes related to the net settlement of equity awards of $1.3 million and scheduled repayment of our First Lien debt of $1.9 million.

Net cash provided by financing activities of $27.8 million for the three months ended March 31, 2022 was primarily related to proceeds from our Revolving Credit Agreement of $30.0 million, offset by the scheduled repayments of our First Lien debt of $1.9 million.
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
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The critical accounting estimates, assumptions and judgements that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, accounts receivable, capitalized product development costs, goodwill and intangible assets, business combinations, share-based compensation, tax receivable agreement and income taxes. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on From 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2. Summary of Significant Accounting Policies to the condensed consolidated financial statements.

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

Free Cash Flow
Free Cash Flow is a supplemental measure of liquidity that is not made under GAAP and does not represent, and should not be considered as, an alternative to cash flow from operations, as determined by GAAP. We define Free Cash Flow as net cash used in operating activities less cash used for purchases of property and equipment and capitalized product development costs. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated by our operations inclusive of that used for investments in property and equipment and capitalized product development costs.

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022

Gross profit	$89,965	$81,615
Depreciation	252	275
Share-based compensation(1)	2,458	2,167
Restructuring(2)	13	973
Acquisition-related expense(3)	87	200
Amortization	15,769	13,685
Adjusted Gross Profit	$108,544	$98,915
% Gross Profit Margin(4)	56.4%	54.6%
% Adjusted Gross Profit Margin(5)	68.1%	66.1%

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
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023	2022

Net loss	$(14,813)	$(14,120)
Add:
Amortization	30,873	28,654
Depreciation	918	1,264
Interest expense - net(1)	14,029	7,022
Income tax (benefit) expense	(45)	4,538
Share-based compensation	15,481	12,395
Management fees(2)	63	84
Restructuring(3)	1,366	145
Acquisition-related expense(4)	1,534	2,628
Adjusted EBITDA	$49,406	$42,610

Net loss margin(5)	(9.3)%	(9.4)%
Adjusted EBITDA margin(6)	31.0%	28.5%

(1)    Interest expense, net of interest income.
(2)    Refers to expense associated with collaboration with our principal stockholders and their internal consulting groups.

(3)    Refers to costs incurred related to migration of customers from legacy to core products, remaining lease obligations for abandoned facilities, severance expense related to offshoring activities, facility closures, and executive departures.
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
(5)    Represents net loss as a percentage of revenue.
(6)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(60,027)	$(64,543)
Purchases of property and equipment	(356)	(1,761)
Capitalized product development costs	(9,676)	(8,920)
Free Cash Flow	$(70,059)	$(75,224)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•economic uncertainty, including high inflation, high interest rates, foreign currency exchange volatility, concerns of economic slowdown or recession, instability of the banking system, and reduced government spending or suspension of investment in new or enhanced projects;
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
•our ability to comply with the Health Insurance Portability and Accountability Act of 1996 and other privacy laws and regulations;
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
•the impact of variation in our quarterly operating results on the trading price of our stock; and
•other factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of March 31, 2023, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
On March 31, 2023, we had an outstanding debt balance of $742.1 million related to our First Lien. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $7.4 million associated with our First Lien Credit Agreement.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

10.1	Form of Market Share Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSchool Holdings, Inc.

Date: May 5, 2023	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President & Chief Financial Officer
(Principal Financial Officer)