Form 10-Q
period 2023-06-30
POWERSCHOOL HOLDINGS, INC.
filed 2023-08-08
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒

The registrant had 201,190,136 shares of common stock outstanding as of July 31, 2023.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	As of June 30, 2023	As of December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$28,394	$137,471
Accounts receivable - net of allowance of $5,283 and $4,712, respectively	78,082	54,296
Prepaid expenses and other current assets	39,563	36,886
Total current assets	146,039	228,653
Property and equipment - net	5,286	6,173
Operating lease right-of-use assets	7,173	8,877
Capitalized product development costs - net	107,930	100,861
Goodwill	2,487,235	2,487,007
Intangible assets - net	674,843	722,147
Other assets	32,657	29,677
Total assets	$3,461,163	$3,583,395
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,652	$5,878
Accrued expenses	98,399	84,270
Operating lease liabilities, current	4,503	5,263
Deferred revenue, current	185,781	310,536
Revolving credit facility	10,000	—
Current portion of long-term debt	7,750	7,750
Total current liabilities	312,085	413,697
Noncurrent Liabilities:
Other liabilities	2,121	2,099
Operating lease liabilities - net of current	5,150	8,053
Deferred taxes	270,799	281,314
Tax Receivable Agreement liability	392,671	410,361
Deferred revenue - net of current	6,096	5,303
Long-term debt, net	726,211	728,624
Total liabilities	1,715,133	1,849,451
Commitments and contingencies (Note 12)

Stockholders' Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 163,456,861 and 159,596,001 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 37,654,059 and 39,928,472 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	1,493,586	1,438,019
Accumulated other comprehensive loss	(2,012)	(2,122)
Accumulated deficit	(202,298)	(187,250)
Total stockholders' equity attributable to PowerSchool Holdings, Inc.	1,289,296	1,248,667
Non-controlling interest	456,734	485,277
Total stockholders' equity	1,746,030	1,733,944
Total liabilities and stockholders' equity	$3,461,163	$3,583,395
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscriptions and support	$146,503	$135,010	$287,576	$264,775
Service	20,197	19,119	36,429	35,182
License and other	7,197	3,462	9,345	7,227
Total revenue	173,897	157,591	333,350	307,184
Cost of revenue:
Subscriptions and support	36,781	37,260	74,975	75,294
Service	15,123	15,737	29,446	30,734
License and other	1,017	717	1,968	1,703
Depreciation and amortization	16,108	14,271	32,129	28,230
Total cost of revenue	69,029	67,985	138,518	135,961
Gross profit	104,868	89,606	194,832	171,223
Operating expenses:
Research and development	25,862	26,088	51,283	52,706
Selling, general, and administrative	53,129	47,484	102,687	87,587
Acquisition costs	—	1,043	—	2,618
Depreciation and amortization	15,764	16,137	31,535	32,095
Total operating expenses	94,755	90,752	185,505	175,006
Income (loss) from operations	10,113	(1,146)	9,327	(3,783)
Interest expense - net	16,101	8,743	30,130	15,765
Other expenses (income) - net	31	(498)	74	(576)
Loss before income taxes	(6,019)	(9,391)	(20,877)	(18,972)
Income tax (benefit) expense	(1,724)	(2,933)	(1,769)	1,605
Net loss	(4,295)	(6,458)	(19,108)	(20,577)
Less: Net loss attributable to non-controlling interest	(1,100)	(1,933)	(4,060)	(3,940)
Net loss attributable to PowerSchool Holdings, Inc.	$(3,195)	$(4,525)	$(15,048)	$(16,637)

Net loss attributable to PowerSchool Holdings, Inc. Class A common stock:
Basic	(3,195)	(4,525)	(15,048)	(16,637)
Diluted	(4,080)	(4,525)	(15,048)	(16,637)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$(0.02)	$(0.03)	$(0.09)	$(0.11)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$(0.02)	$(0.03)	$(0.09)	$(0.11)
Weighted average shares of Class A common stock:
Basic	163,067,859	158,229,171	161,794,290	158,171,056
Diluted	200,721,918	158,229,171	161,794,290	158,171,056
Other comprehensive income, net of taxes:
Foreign currency translation	21	345	108	(125)
Change in unrealized gain on investments	—	—	3	—
Total other comprehensive income (loss)	21	345	111	(125)
Less: comprehensive income (loss) attributable to non-controlling interest	4	70	21	(25)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(3,178)	$(4,250)	$(14,958)	$(16,737)

See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
Issuance of common stock upon vesting of Restricted Stock Awards	1,000	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,280	—	—	—	15,280
Net share settlement of equity awards	—	—	—	—	(1,284)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	—	—	—	89	—	—	89
Allocation of equity to noncontrolling interests	—	—	—	—	(772)	—	—	772	—
Exchange of Class B common stock for Class A common stock related to secondary offering	2,274	—	(2,274)	—	27,642	—	—	(27,642)	—
Adjustments to deferred taxes and Tax Receivable Agreement liability related to secondary offering	—	—	—	—	(1,255)	—	—	—	(1,255)
Net loss	—	—	—	—	—	—	(11,853)	(2,960)	(14,813)
Balance—March 31, 2023	162,870	$16	37,654	$4	$1,477,630	$(2,033)	$(199,103)	$455,447	$1,731,961
Issuance of common stock upon vesting of Restricted Stock Awards	586	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,261	—	—	—	18,261
Net share settlement of equity awards	—	—	—	—	(141)	—	—	—	(141)
Adjustments to deferred taxes	—	—	—	—	223	—	—	—	223
Other comprehensive income (loss)	—	—	—	—	—	21	—	—	21
Allocation of equity to noncontrolling interests	—	—	—	—	(2,387)	—	—	2,387	—
Net loss	—	—	—	—	—	—	(3,195)	(1,100)	(4,295)
Balance—June 30, 2023	163,456	$16	37,654	$4	$1,493,586	$(2,012)	$(202,298)	$456,734	$1,746,030

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	12,209	—	—	—	12,209
Foreign currency translation	—	—	—	—	—	(469)	—	—	(469)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,024)	—	—	2,024	—
Deferred offering costs	—	—	—	—	(295)	—	—	—	(295)
Adjustments to deferred taxes	—	—	—	—	212	—	—	—	212
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	(12,113)	(2,007)	(14,120)
Balance—March 31, 2022	158,150	$16	39,928	$4	$1,410,069	$(685)	$(178,576)	$488,230	$1,719,058
Issuance of common stock upon vesting of Restricted Stock Awards	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	14,937	—	—	—	14,937
Foreign currency translation	—	—	—	—	—	(534)	—	—	(534)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,605)	—	—	2,605	—
Net loss	—	—	—	—	—	—	(4,525)	(1,933)	(6,458)
Balance—June 30, 2022	158,266	$16	39,928	$4	$1,422,401	$(1,219)	$(183,101)	$488,902	$1,727,003
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,108)	$(20,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,664	60,307
Share-based compensation	32,043	25,610
Amortization of operating lease right-of-use assets	1,599	(482)
Change in fair value of acquisition-related contingent consideration	(635)	(5,926)
Amortization of debt issuance costs	1,761	1,761
Provision for allowance for doubtful accounts	1,364	(495)
Loss on lease modification	53	—
Write-off of right-of-use assets and property and equipment	41	8,617
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(25,151)	(6,643)
Prepaid expenses and other current assets	(2,687)	3,315
Other assets	(3,277)	(3,815)
Accounts payable	(183)	(5,112)
Accrued expenses	(12,207)	(7,854)
Other liabilities	(3,222)	(5,217)
Deferred taxes	(2,834)	1,579
Deferred revenue	(123,962)	(125,387)
Net cash used in operating activities	(92,741)	(80,319)
Cash flows from investing activities:
Purchases of property and equipment	(938)	(2,201)
Investment in capitalized product development costs	(19,948)	(20,927)
Acquisitions—net of cash acquired	—	(31,155)
Payment of acquisition-related contingent consideration	—	(1,392)
Net cash used in investing activities	(20,886)	(55,675)
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(1,425)	—
Proceeds from Revolving Credit Agreement	10,000	70,000
Repayment of First Lien Debt	(3,875)	(3,875)
Payments of deferred offering costs	—	(295)
Net cash provided by financing activities	4,700	65,830
Effect of foreign exchange rate changes on cash	(161)	(872)
Net decrease in cash, cash equivalents, and restricted cash	(109,088)	(71,036)
Cash, cash equivalents, and restricted cash—Beginning of period	137,982	86,991
Cash, cash equivalents, and restricted cash—End of period	$28,894	$15,955

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,669	$14,172
Cash paid for income taxes	1,806	1,106
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$83	$88
Capitalized interest related to investment in capitalized product development costs	753	243
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$28,394	$15,445
Restricted cash, included in other current assets	500	510
Total cash, cash equivalents, and restricted cash	$28,894	$15,955
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

The transactions included amendments to the Company’s operating agreement to modify its capital structure by replacing the membership interests then held by its existing owners with a new class of membership interests (“LLC Units”) held initially by Severin Topco LLC (“Topco LLC”), a portion of which have a participation threshold (the “Participation Units”) and appointing the Company as the sole managing member of Holdings LLC; issuance of unrestricted and restricted Class A common stock in exchange for vested and unvested pre-IPO share-based awards, issuance of 39,928,472 shares of Class B common stock, par value $0.0001 per share to Topco LLC, on a one-to-one basis with the number of LLC Units (other than Participation Units), restructuring of certain entities (“Blocker Entities”) associated with the Principal Stockholders, and execution of an exchange agreement (the “Exchange Agreement”) with Topco LLC. Pursuant to the Exchange Agreement, Topco LLC is entitled to exchange LLC Units (other than Participation Units), together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at its election, for cash from a substantially concurrent public offering or private sale. Participation Units may be exchanged for a number of shares of Class A common stock based on an exchange formula that takes into account the current value of a share of Class A common stock and a pre-determined participation threshold. Additionally, the Company entered into a tax receivable agreement (the “TRA”) with Topco LLC, and the Principal Stockholders that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes. Collectively, these transactions are referred to as “Organizational Transactions”.

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

The Company is headquartered in Folsom, California, and together with its subsidiaries has locations in the United States (“U.S.”), Canada, India, and the United Arab Emirates (“UAE”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022, and the notes to such interim condensed consolidated financial statements are unaudited.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. These adjustments consist of normal and recurring items. The results of operations for the six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, Emerging Growth Companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an Emerging Growth Company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.

On June 30, 2023, the last day of our second fiscal quarter in 2023, the market value of our Class A common stock held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2023. As such, we will no longer (i) qualify as an Emerging Growth Company and (ii) be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2023.
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
3. BUSINESS COMBINATIONS
We did not have any acquisitions during the six months ended June 30, 2023 and completed three acquisitions in fiscal year 2022. The purchase price allocation for acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

SaaS	$118,288	$107,552	$232,252	$210,216
Professional services	20,197	19,119	36,429	35,182
Software maintenance	28,215	27,458	55,324	54,559
License and other	7,197	3,462	9,345	7,227
Total revenue	$173,897	$157,591	$333,350	$307,184

Revenue recognized for the three and six month periods ended June 30, 2023 and 2022 from performance obligations satisfied in the prior periods was immaterial.

Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

United States	$162,579	$145,106	$311,385	$283,568
Canada	8,475	9,239	16,653	17,983
Other	2,843	3,246	5,312	5,633
Total revenue	$173,897	$157,591	$333,350	$307,184
The Company had no customers accounting for more than 10% of total revenue for the periods presented.
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	June 30, 2023	December 31, 2022

Balance at beginning of period	$315,839	$301,157
Decrease from revenue recognized	(242,578)	(289,328)
Increase from acquisitions	—	1,586
Increase from current period net deferred revenue additions	118,616	302,424
Balance at end of period	$191,877	$315,839
As of June 30, 2023, the Company expects to recognize revenue on approximately 97% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	June 30, 2023	December 31, 2022

Contract costs, current	$7,018	$6,103
Contract costs, noncurrent	26,272	23,843
Total contract costs	$33,290	$29,946
Amortization expense for contract cost assets was $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $2.1 million as of the three and six months ended June 30, 2022, respectively. There was no impairment of contract cost assets during the periods presented.

5.     PROPERTY AND EQUIPMENT - NET
Property and equipment by category are as follows (in thousands):

	June 30, 2023	December 31, 2022

Computer and software	$16,136	$16,272
Furniture and fixtures	1,564	1,563
Leasehold improvements	2,402	2,377
Property and equipment	20,102	20,212
Less: accumulated depreciation	(14,816)	(14,039)
Property and equipment—net	$5,286	$6,173
Depreciation expense was $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively and $1.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively.
6.    CAPITALIZED PRODUCT DEVELOPMENT COSTS - NET

Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Gross capitalized product development costs	$174,341	$152,663
Less accumulated amortization	(66,411)	(51,802)
Capitalized product development costs—net	$107,930	$100,861
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $7.4 million and $14.6 million for the three and six months ended June 30, 2023, respectively, and $5.5 million and $10.8 million for the three and six months ended June 30, 2022, respectively.
7.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2022	$2,487,007
Other adjustments	228
Balance—June 30, 2023	$2,487,235

8. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	June 30, 2023	Weighted- Average Useful Life	December 31, 2022	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$293,650	8 years	$293,599	8 years
Customer relationships	742,600	14 years	742,600	14 years
Trademarks	53,482	9 years	53,474	9 years
	$1,089,732		$1,089,673
Accumulated Amortization
Developed technology	$(151,844)		$(134,691)
Customer relationships	(237,741)		(210,120)
Trademarks	(25,304)		(22,715)
	$(414,889)		$(367,526)
Intangible Assets—Net
Developed technology	$141,806		$158,908
Customer relationships	504,859		532,480
Trademarks	28,178		30,759
	$674,843		$722,147
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks and customer relationships is included in selling, general, and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$8,575	$8,467	$17,148	$16,845
Selling, general, and administrative expense	15,109	15,070	30,215	30,039
Total amortization of acquired intangible assets	$23,684	$23,537	$47,363	$46,884
The estimated future amortization of intangible assets as of June 30, 2023, is as follows (in thousands):

Year Ending December 31,
2023 (remaining six months)	$47,362
2024	94,082
2025	93,893
2026	82,826
2027	66,544
Thereafter	290,136
Total	$674,843

9. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2023	December 31, 2022

Accrued compensation	$28,451	$38,966
Accrued interest	10,652	9,094
Accrued taxes	1,671	2,130
Tax Receivable Agreement liability, current	28,640	1,862
Other accrued expenses	28,985	32,218
Total accrued expenses	$98,399	$84,270

Included within other accrued expenses is the contingent consideration liability related to the acquisition of Chalk. The fair value of the contingent consideration is determined using the Monte Carlo simulation and is recorded as selling, general, and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss. The fair value is estimated quarterly and is based on unobservable inputs, including management estimates and assumptions about achieving future revenues and the Company's share price, and is, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration as of June 30, 2023 is expected to be paid in the third quarter of fiscal year 2023.
The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	10,079
Payment	(1,392)
Fair value adjustments	(4,886)
Balance—December 31, 2022	$3,801
Fair value adjustments	(635)
Balance—June 30, 2023	$3,166

10. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
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
As of June 30, 2023, the interest rate for the First Lien is the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of June 30, 2023 and December 31, 2022 was 8.05% and 7.09%, respectively.
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
During the six months ended June 30, 2023, the Company borrowed $10.0 million on the Revolving Credit Agreement, which was reflected as the outstanding balance on the facility as of June 30, 2023. There was no outstanding balance as of December 31, 2022.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of June 30, 2023 and December 31, 2022, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	June 30, 2023	December 31, 2022

Total outstanding principal—First Lien	$740,125	$744,000
Less: current portion of long-term debt	(7,750)	(7,750)
Less: unamortized debt discount	(578)	(715)
Less: unamortized debt issuance costs	(5,586)	(6,911)
Total long-term debt—net	$726,211	$728,624
Maturities on long-term debt outstanding as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (remaining six months)	$3,875
2024	7,750
2025	728,500
Total	$740,125
11. Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2026. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $0.9 million and $1.9 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $3.3 million for the three and six months ended June 30, 2022, respectively.

Lease costs for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$943	$11,694	$1,897	$17,249
Short-term lease cost	3	20	19	72
Variable lease cost and other, net	199	369	573	660
Total lease cost	$1,145	$12,083	$2,489	$17,981

	Six Months Ended June 30,
	2023	2022

Cash paid for operating leases	$3,663	$4,495
ROU assets obtained in exchange for new lease liabilities	—	3,654

Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (remaining six months)	$2,509
2024	4,216
2025	1,698
2026	1,020
2027	748
Total undiscounted cash flows	$10,191
Less imputed interest	539
Present value of lease liabilities	$9,652
Weighted average remaining term (years)	2.9
Weighted average discount rate	4.1%

12. COMMITMENTS AND CONTINGENCIES
Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $221.8 million through 2027.

Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims was $2.2 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively.
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

As of June 30, 2023, the holders of our issued Class A common stock collectively held approximately 81.3% of the economic interest and voting power in the Company and holders of our issued Class B common stock collectively held approximately 18.7% of the economic interest and voting power in the Company. As of December 31, 2022, the Class B common stock collectively held approximately 20.0% of the economic interest and voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three and six months ended June 30, 2023 and 2022 was 18.8% and 20.1%, respectively.

14. SHARE-BASED COMPENSATION

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

The fair value of the MSUs was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 58%, 0% dividend yield, and a risk-free interest rate of 3.7%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted during the first quarter of 2023 was $12.6 million which is recognized on a straight-line basis over the performance periods. The share-based compensation expense of these awards was $1.3 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

MSU activity for the six-months ended June 30, 2023 is as follows:

	Market-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2022	—	—
Granted	474,846	$26.64
Vested	—	—
Canceled	—	—
Balance—June 30, 2023	474,846	$26.64

RSUs/RSAs

The RSUs and RSAs vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the six-months ended June 30, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2022	7,880,419	$20.52	54,516	$8.43
Granted	2,886,577	$19.32	—	—
Vested	(1,630,899)	$19.59	(19,693)	$8.73
Canceled	(331,217)	$20.32	—	—
Balance—June 30, 2023	8,804,880	$20.30	34,823	$8.25
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue
Subscriptions and support	$1,623	$1,243	$3,011	$2,277
Service	919	1,262	1,730	2,246
Research and development	4,536	3,558	8,265	6,428
Selling, general, and administrative	10,416	7,997	19,037	14,659
Total stock-based compensation	$17,494	$14,060	$32,043	$25,610
Share-based compensation capitalized as product development costs was $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the total future compensation cost related to unvested share awards is $176.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

15. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income (loss) per share:
Numerator:
Net Loss	$(4,295)	$(6,458)	$(19,108)	$(20,577)
Less: net loss attributable to non-controlling interest	(1,100)	(1,933)	(4,060)	(3,940)
Net loss attributable to PowerSchool Holdings, Inc., basic	$(3,195)	$(4,525)	$(15,048)	$(16,637)
Denominator:
Weighted average shares of Class A common stock, basic	163,067,859	158,229,171	161,794,290	158,171,056
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$(0.02)	$(0.03)	$(0.09)	$(0.11)
Diluted net income (loss) per share:
Numerator:
Net loss attributable to PowerSchool Holdings, Inc., basic	$(3,195)	$(4,525)	$(15,048)	$(16,637)
Adjustment from LLC Units	$(885)	$—	$—	$—
Net loss attributable to PowerSchool Holdings, Inc., diluted	$(4,080)	$(4,525)	$(15,048)	$(16,637)
Denominator:
Weighted average shares of Class A common stock, basic	163,067,859	158,229,171	161,794,290	158,171,056
Dilutive impact of LLC Units	37,654,059	—	—	—
Weighted average shares of Class A common stock, diluted	200,721,918	158,229,171	161,794,290	158,171,056
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$(0.02)	$(0.03)	$(0.09)	$(0.11)

As shares of our Class B common stock are considered non-participating securities, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

In addition, the following securities were not included in the computation of diluted shares outstanding for the three and six months ended June 30, 2023 and 2022 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSAs and RSUs	8,839,703	10,113,893	8,839,703	10,113,893
LLC Units	—	39,928,472	37,654,059	39,928,472
Unvested MSUs	474,846	—	474,846	—
Total excluded from diluted EPS calculation	9,314,549	50,042,365	46,968,608	50,042,365

16. INCOME TAXES

The Company recorded income tax expense (benefit) of $(1.7) million and $(1.8) million for the three and six months ended June 30, 2023, respectively, and $(2.9) million and $1.6 million for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate was 28.4% and 8.5% for the three and six months ended June 30, 2023, respectively, and 31.2% and (8.4)% for the three and six months ended June 30, 2022, respectively. The income tax expense (benefit) for the three and six months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest and nondeductible executive compensation during the three and six month period. The income tax expense (benefit) for the three and six months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, nondeductible executive compensation and an adjustment to deferred tax expense relating to business combinations.

As of June 30, 2023, the Company had gross unrecognized tax benefits of $14.0 million, all of which, if recognized, would impact the Company’s effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

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

During the six months ended June 30, 2023, the Company recorded an increase of $8.7 million to the TRA liability and a decrease of $7.1 million to the deferred tax liability due to the secondary offering conducted in the first quarter of 2023. These changes resulted in a net noncash impact to additional paid-in capital of $1.6 million.

As of June 30, 2023, $28.6 million of the TRA was classified as a current liability included within accrued expenses and $392.7 million was classified as non-current in the consolidated balance sheet.
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
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $2.6 million and $7.4 million for all other services purchased from entities with common ownership for the three and six months ended June 30, 2023, respectively, and $0.7 and $2.4 for the three and six months ended June 30, 2022, respectively. Substantially all of the expenses related to Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were $0.1 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
The Company has a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, pursuant to a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB serves as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the annual period was $36.8 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $4.0 million and $6.3 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and six months ended June 30, 2023, respectively, and $2.9 million and $5.4 million for the three and six months ended June 30, 2022, respectively.

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

18. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $2.7 million and $5.4 million for the three and six months ended June 30, 2023, respectively, and $2.6 million and $5.1 million for the three and six months ended June 30, 2022, respectively.
19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through August 8, 2023, the date at which the condensed consolidated financial statements were available to be issued.

On July 11, 2023, the Company announced that it had entered into a definitive agreement to acquire all the ownership interests of SchoolMessenger, a leading provider of K-12 communication tools in North America, from West Technology Group, LLC, for cash consideration of approximately $300 million. We expect to fund the acquisition with cash on hand, borrowings under the Revolving Credit Facility, and incremental term loans under the First Lien. The acquisition is expected to close in the third quarter of fiscal year 2023, subject to satisfaction of customary closing conditions and regulatory requirements.

On July 31, 2023, the First Lien was amended to permit the Company to borrow an additional $100 million aggregate principal amount of incremental term loans to finance the acquisition of SchoolMessenger, increasing the principal balance outstanding under the First Lien as of July 31, 2023, to $840.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “PowerSchool” and similar references refer to PowerSchool Holdings, Inc. and its consolidated subsidiaries, including PowerSchool Holdings LLC (formerly known as Severin Holdings, LLC) (“Holdings LLC”).

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of June 30, 2023, we serve more than 15,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., over 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
From 2015, through June 30, 2023, we completed 16 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership.

On July 11, 2023, we announced that we had entered into a definitive agreement to acquire all the ownership interests of SchoolMessenger, a leading provider of K-12 communication tools in North America, from West Technology Group, LLC. The acquisition is expected to close in the third quarter of 2023, subject to satisfaction of customary closing conditions and regulatory requirements.
Our Business Model
We offer our software platform through a cloud-based, software-as-a-service (“SaaS”) business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 84.2% and 86.3% of our total revenue for the three and six months ended June 30, 2023, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 109.5% as of June 30, 2023 compared to 107.3% as of June 30, 2022.
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
Continue to Expand Into Complementary Adjacencies
Since 2015, we have acquired and successfully integrated 16 complementary businesses to enhance our software and technology capabilities and have entered into an additional definitive agreement to acquire all the ownership interest of SchoolMessenger, which is expected to close in the third quarter of fiscal year 2023. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. Mergers & Acquisitions (“M&A”) are core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
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
Expand Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of June 30, 2023, PowerSchool served customers in over 90 countries, primarily American international schools. We plan to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Currency Fluctuations

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. During 2022, the U.S. dollar significantly strengthened against the foreign currencies, including the Euro. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the first half of 2023.

High Interest Rates

As a result of increased federal funds interest rates, the interest rate applicable to our First Lien loan increased from 4.62% as of June 30, 2022 to 8.05% as of June 30, 2023. As a result, our net interest expense has increased from $15.8 million as of June 30, 2022 to $30.1 million as of June 30, 2023. If interest rates continue to increase our cost of debt may also continue to increase and we may have to divert available cash to the payment of interest.

Inflation and other Macroeconomic Events

Adverse macroeconomic conditions, including but not limited to high inflation and slower economic growth and fears of recession could impact our business and customer spending. Certain of our customers may also be negatively impacted by these events. Inflation reached record levels in 2022 before declining to lower levels in 2023. While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.
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
We closed the quarter ended June 30, 2023 with ARR of $635.8 million compared to $580.3 million as of June 30, 2022.
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
We closed the twelve-month period ended June 30, 2023 with a Net Revenue Retention Rate of 109.5% compared to Net Revenue Retention of 107.3% for the twelve-month period ended June 30, 2022. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
Cost of Revenue
Cost of revenue consists primarily of employee compensation costs associated with supporting our subscription, support, professional services arrangements and customer success, as well as certain third-party expenses. Employee compensation and related costs include cash compensation and benefits to employees, costs of third-

party contractors and associated overhead costs. Third-party expenses consist of cloud infrastructure costs, third-party licensing costs, and other expenses directly associated with our customer support. We expect cost of revenues to increase in absolute dollars as we continue to hire personnel, to provide hosting services, technical support, customer success and consulting services to our growing customer base.
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
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$146,503	$135,010	$287,576	$264,775
Service	20,197	19,119	36,429	35,182
License and other	7,197	3,462	9,345	7,227
Total revenue	173,897	157,591	333,350	307,184
Cost of revenue:
Subscriptions and support	36,781	37,260	74,975	75,294
Service	15,123	15,737	29,446	30,734
License and other	1,017	717	1,968	1,703
Depreciation and amortization	16,108	14,271	32,129	28,230
Total cost of revenue	69,029	67,985	138,518	135,961
Gross profit	104,868	89,606	194,832	171,223
Operating expenses:
Research and development	25,862	26,088	51,283	52,706
Selling, general, and administrative	53,129	47,484	102,687	87,587
Acquisition costs	—	1,043	—	2,618
Depreciation and amortization	15,764	16,137	31,535	32,095
Total operating expenses	94,755	90,752	185,505	175,006
Income (loss) from operations	10,113	(1,146)	9,327	(3,783)
Interest expense - net	16,101	8,743	30,130	15,765
Other expenses (income) - net	31	(498)	74	(576)
Loss before income taxes	(6,019)	(9,391)	(20,877)	(18,972)
Income tax (benefit) expense	(1,724)	(2,933)	(1,769)	1,605
Net loss	(4,295)	(6,458)	(19,108)	(20,577)
Less: Net loss attributable to non-controlling interest	(1,100)	(1,933)	(4,060)	(3,940)
Net loss attributable to PowerSchool Holdings, Inc.	$(3,195)	$(4,525)	$(15,048)	$(16,637)
Other comprehensive income, net of taxes:
Foreign currency translation	21	345	108	(125)
Change in unrealized gain on investments	—	—	3	—
Total other comprehensive income (loss)	21	345	111	(125)
Less: comprehensive income (loss) attributable to non-controlling interest	4	70	21	(25)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(3,178)	$(4,250)	$(14,958)	$(16,737)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	84%	86%	86%	86%
Service	12	12	11	12
License and other	4	2	3	2
Total revenue	100	100	100	100
Cost of revenue:
Subscriptions and support	21	24	22	25
Service	9	10	9	10
License and other	1	<1	1	<1
Depreciation and amortization	9	9	10	9
Total cost of revenue	40	43	42	44
Gross profit	60	57	58	56
Operating expenses:
Research and development	15	17	15	17
Selling, general, and administrative	31	30	31	29
Acquisition costs	—	<1	—	<1
Depreciation and amortization	9	10	9	10
Total operating expenses	54	57	56	56
Income (loss) from operations	6	(<1)	3	(1)
Interest expense - net	9	6	9	5
Other expenses (income) - net	<1	(<1)	<1	(<1)
Loss before income taxes	(3)	(6)	(6)	(6)
Income tax (benefit) expense	(1)	(2)	(1)	<1
Net loss	(2)	(4)	(6)	(7)
Less: Net loss attributable to non-controlling interest	(1)	(1)	(1)	(1)
Net loss attributable to PowerSchool Holdings, Inc.	(2)	(3)	(5)	(5)
Other comprehensive income, net of taxes:
Foreign currency translation	<1	<1	<1	(<1)
Change in unrealized gain on investments	—	—	<1	—
Total other comprehensive income (loss)	<1	<1	<1	(<1)
Less: comprehensive income (loss) attributable to non-controlling interest	<1	<1	<1	(<1)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(2)%	(3)%	(4)%	(5)%

Discussion of Results of Operations
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Subscriptions and support	$146,503	$135,010	$11,493	9%	$287,576	$264,775	$22,801	9%
Service	20,197	19,119	1,078	6%	36,429	35,182	1,247	4%
License and other	7,197	3,462	3,735	108%	9,345	7,227	2,118	29%
Total revenue	$173,897	$157,591	$16,306	10%	$333,350	$307,184	$26,166	9%
The period-over-period increase in subscriptions and support and service revenue for the three and six months ended June 30, 2023 was driven by increased sales of our solutions to new customers, and by cross-selling and upselling to existing customers. The period-over-period change in license and other revenue was driven primarily due to the variability caused by the point in time nature of this revenue stream, which drove larger recognition of revenue in the three and six months ended June 30, 2023; we expect this variability to continue in future quarters.
Total Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Cost of Revenue:
Subscriptions and support	$36,781	$37,260	$(479)	(1)%	$74,975	$75,294	$(319)	—%
Service	15,123	15,737	(614)	(4)%	29,446	30,734	(1,288)	(4)%
License and other	1,017	717	300	42%	1,968	1,703	265	16%
Depreciation and amortization	16,108	14,271	1,837	13%	32,129	28,230	3,899	14%
Total cost of revenue	$69,029	$67,985	$1,044	2%	$138,518	$135,961	$2,557	2%

The period-over-period decrease in subscriptions and support cost of revenue for the three months ended June 30, 2023 was primarily attributable to a decrease in royalty costs of $1.1 million offset by an increase in restructuring expense of $0.4 million. The period-over-period decrease in subscriptions and support cost of revenue for the six months ended June 30, 2023 was primarily attributable to a decrease in hosting fees of $3.0 million offset by an increase in compensation costs of $2.3 million, primarily from higher third-party contractor costs and stock-based awards

The period-over-period decrease in service cost of revenue for the three and six months ended June 30, 2023 was primarily attributable of one-time restructuring expense recorded in prior period that did not recur in the current period of $1.0 million and $1.9 million, respectively.

The increase in depreciation and amortization cost of revenue for the three and six months ended June 30, 2023 was due to additional amortization expense resulting from higher capitalized projects.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$25,862	$26,088	$(226)	(1)%	$51,283	$52,706	$(1,423)	(3)%
Selling, general, and administrative	53,129	47,484	5,645	12%	102,687	87,587	15,100	17%
Acquisition costs	—	1,043	(1,043)	(100)%	—	2,618	(2,618)	(100)%
Depreciation and amortization	15,764	16,137	(373)	(2)%	31,535	32,095	(560)	(2)%
Total operating expenses	$94,755	$90,752	4,003	4%	$185,505	$175,006	$10,499	6%

Research and development. The period-over-period decrease in research and development expense for the three and six months ended June 30, 2023 was primarily attributable to an efficiency effort on contractor and other third-party spend. For the six months ended June 30, 2023, the Company recorded a decrease of $2.4 million in third party contractor costs and $1.3 million in hardware and software support costs and $0.9 million in consulting fees in the six months ended June 30, 2023. The decrease was partially offset by an increase of $3.3 million in expense associated with stock-based awards in the same period.

Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three months ended June 30, 2023 was primarily attributable to an increase of $7.8 million in compensation costs from higher headcount within the sales organization, intended to continue driving topline growth, and stock-based awards, offset by decreases of $1.5 million in third party legal and consulting fees, $0.4 million in facility rent due to closures of office facilities throughout the fiscal year 2022 and $0.8 million in insurance costs from lower premiums. The period-over-period increase in selling, general and administrative expense for the six months ended June 30, 2023 was primarily attributable to an increase of $12.6 million in compensation costs from higher headcount and stock-based awards, $2.8 million higher travel, trade show and convention expense, $1.9 million higher bad debt reserve and $1.4 million higher software support expense, offset by decreases of $1.7 million in third party legal and consulting fees, $1.4 million in facility rent due to closures of office facilities throughout the fiscal year 2022 and $1.5 million in insurance costs from lower premiums. Additionally, the selling, general and administrative expenses for the six months ended June 30, 2023 included $1.4 million of secondary offering expenses, and, for the three and six months ended June 30, 2022, included $8.9 million lease abandonment expense, $5.9 million credit related to the change in fair value of acquisition-related contingent consideration liability, and a $1.1 million credit received related to trade show and convention expenses.
Acquisition costs. The period-over-period decrease in acquisition costs for the three and six months ended June 30, 2023 corresponds to the lack of completed acquisition in the current period.

Depreciation and amortization. The period-over-period decrease in depreciation and amortization for the three and six months ended June 30, 2023 was driven by lower property and equipment balance.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Interest expense - net	$16,101	$8,743	$7,358	84%	$30,130	$15,765	$14,365	91%
The period-over-period increase in interest expense for the three and six months ended June 30, 2023 was driven by higher interest rates on our First Lien term loan.

Other Expenses (Income) - Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Other expenses (income) - net	$31	$(498)	$529	(106)%	$74	$(576)	$650	(113)%
The period-over-period fluctuations in other expenses (income) - net for the three and six months ended June 30, 2023 was attributable to the impact of the foreign currency fluctuations during the periods.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Income tax (benefit) expense	$(1,724)	$(2,933)	$1,209	(41)%	$(1,769)	$1,605	$(3,374)	(210)%

The period-over-period change in income tax expense (benefit) for the six months ended June 30, 2023 was primarily due to the difference in pre-tax book income (loss) and deferred tax expense related to the acquisition of Kinvolved, Inc. in the first quarter of fiscal year 2022.
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
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $28.4 million, which were held for working capital and general corporate purposes, as well as the available balance of our Revolving Credit Agreement, described in Note 10 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our cash equivalents were comprised of bank deposits, which are generally held with large global financial institutions with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates general credit risk and more specifically risk related to recent banking sector events.
Our cash flows from operations in the six months ended June 30, 2023 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs beyond the next twelve months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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

A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023, we had deferred revenue of $191.9 million, of which $185.8 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
Credit Facilities

On August 1, 2018, we entered into a First Lien with lending institutions for term loan borrowings totaling $775.0 million. The First Lien also provided for a Revolving Credit Agreement (the “Revolving Credit Agreement”) of $289.0 million. The First Lien is repayable in quarterly payments of $1.9 million through July 31, 2025, with all remaining outstanding principal due on July 31, 2025. As of June 30, 2023, the outstanding balance under the Revolving Credit Agreement was $10.0 million, which was repaid in full on August 8, 2023.

On July 11, 2023, the Company announced that it had entered into a definitive agreement to acquire all the ownership interests of SchoolMessenger, a leading provider of K-12 communication tools in North America, from West Technology Group, LLC, for a cash consideration of approximately $300.0 million.The Company expects to fund the acquisition with cash on hand, borrowings under the Revolving Credit Facility, and $100.0 million aggregate principal amount of incremental term loans under its First Lien, which were incurred through an amendment to the First Lien, increasing the principal balance outstanding thereunder as of July 31, 2023, to $840.1 million. The acquisition is expected to close in the third quarter of fiscal year 2023, subject to satisfaction of customary closing conditions and regulatory requirements.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin of 3.25% per annum. As of June 30, 2023, the interest rate on the First Lien was 8.05%.
Other Contractual Obligations

Our material cash requirements from other known contractual and other obligations primarily consist contractual obligations under operating leases for office space, data facilities, cloud hosting arrangements and other services we purchase as part of our normal operations.

See Note 12. Commitments and Contingencies of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(92,741)	$(80,319)
Net cash used in investing activities	(20,886)	(55,675)
Net cash provided by financing activities	4,700	65,830
Effect of foreign exchange rate changes on cash	(161)	(872)
Net decrease in cash, cash equivalents, and restricted cash	$(109,088)	$(71,036)
Cash, cash equivalents, and restricted cash—Beginning of period	137,982	86,991
Cash, cash equivalents, and restricted cash—End of period	$28,894	$15,955
Operating Activities
Net cash used in operating activities of $92.7 million for the six months ended June 30, 2023 was primarily related to our net loss of $19.1 million, adjusted for non-cash charges of $99.9 million and net cash outflows of $173.5 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of property, equipment and intangible assets of $63.7 million and share-based compensation expense of $32.0 million. The main drivers of net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $124.0 million and accounts receivable of $25.2 million due to the seasonality of our billing cycle.
Net cash used in operating activities of $80.3 million for the six months ended June 30, 2022 was primarily related to our net loss of $20.6 million, adjusted for non-cash charges of $89.4 million and net cash outflows of $149.1 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $60.3 million, share-based compensation of $25.6 million and $8.6 million from the write-off of right-of-use assets and property and equipment. Additionally, we recorded a $5.9 million reduction to the fair value of our acquisition-related contingent consideration liability. The main drivers of the net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $125.4 million and accounts receivable of $6.6 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $20.9 million for the six months ended June 30, 2023 was primarily related to our investment in capitalized product development costs of $19.9 million and purchases of property and equipment of $0.9 million.
Net cash used in investing activities of $55.7 million for the six months ended June 30, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved, Chalk and Headed2 (net of cash acquired) of $31.2 million and our investment in capitalized product development costs of $20.9 million, purchases of property and equipment of $2.2 million and payment of a portion of our acquisition-related contingent consideration liability of $1.4 million.
Financing Activities
Net cash provide by financing activities of $4.7 million for the six months ended June 30, 2023 was primarily related to proceeds from our Revolving Credit Agreement of 10.0 million, offset by payment of taxes related to the net settlement of equity awards of $1.4 million and the scheduled repayment of our First Lien debt of $3.9 million.
Net cash provided by financing activities of $65.8 million for the six months ended June 30, 2022 was primarily related to proceeds from our Revolving Credit Agreement of $70.0 million, offset by the scheduled repayments of our First Lien debt of $3.9 million.
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
JOBS Act
We currently qualify as an “Emerging Growth Company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an “Emerging Growth Company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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
On June 30, 2023, the last day of our second fiscal quarter in 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2023. As such, we will no longer (i) qualify as an Emerging Growth Company, and (ii) be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies or other reduced disclosure obligations beginning with our Annual Report on Form 10-K for the year ending December 31, 2023.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, however we have enhanced the disclosure of our accounting policy related to goodwill assets as described below.
Goodwill assets
Goodwill is the excess of the purchase price in a business combination over the fair value of identifiable net assets acquired. Goodwill is subject to periodic testing for impairment and is assessed for impairment on an annual basis as of December 31 of each year or whenever events or changes in circumstances indicate the carrying values may not be recoverable. Such events and circumstances may include (a) significant underperformance relative to historical and/or changes to projected operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business; (c) significant negative industry or economic trends; and (d) a sustained decrease in share price.

When evaluating goodwill for impairment, we may perform either a preliminary qualitative assessment referred to as a “step zero” approach, or a quantitative assessment referred to as a “step one” approach. A preliminary qualitative assessment involves reviewing qualitative factors such as the ones noted above, to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If a more likely than not impairment is indicated by the qualitative assessment, we proceed with a two-step quantitative impairment test. Alternatively, we may forego the preliminary qualitative assessment and only conduct the quantitative assessment. In a quantitative assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment charge equal to that excess.

The Company operates as one segment and a single reporting unit that represents the entity in its entirety. As there is an active market with quoted prices for the Company’s Class A common stock, we consider our market capitalization (calculated as total common stock outstanding multiplied by the price per share of the Class A common stock on the NYSE, as adjusted for a control premium factor, as necessary) to determine fair value.

During the fiscal years ended December 31, 2022 and 2021, the Company did not identify any events or circumstances that would have triggered an interim goodwill impairment review. To assess whether periodic declines in our market capitalization were an indicator requiring an interim goodwill impairment test, we considered the significance of the specific decline and the length of time our common stock had been trading at a depressed value along with the factors described above. The specific declines in the price of the Class A common stock during the fiscal years were not deemed to be a sustained decrease in share price as they were for a relatively short period of time and would not result in a shortfall of our reporting unit’s carrying value relative to its fair value during the interim period. Accordingly, they did not constitute a triggering event requiring an interim goodwill impairment review.

Further, for the Company’s annual goodwill impairment test during fiscal years ended December 31, 2022 and 2021, the Company opted to bypass the qualitative assessment and performed the quantitative analysis by comparing the Company’s market capitalization (using the closing price of the Company’s shares of Class A common stock on the NYSE as of the annual impairment test dates) which approximates the reporting unit’s fair market value with the reporting unit’s carrying value. As a result of the quantitative analysis, the Company concluded that the fair value of its reporting unit exceeded its carrying value by 166% and 106% as of December 31, 2022 and 2021, respectively. Accordingly, no goodwill impairment was recognized in the fiscal years ended December 31, 2022 and 2021.

A hypothetical 10 percentage point decrease in the closing price of the Company’s shares of Class A common stock on the NYSE on December 30, 2022 (the last trading day of the year) and December 31, 2021, would have resulted in the fair value of the Company’s reporting unit exceeding its carrying value by 139% and 87%, respectively.
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

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022

Gross profit	$104,868	$89,606	$194,832	$171,223
Depreciation	163	265	415	540
Share-based compensation(1)	2,654	2,146	5,112	4,313
Restructuring(2)	524	1,129	537	2,102
Acquisition-related expense(3)	47	91	134	291
Amortization	15,945	14,005	31,715	27,690
Adjusted Gross Profit	$124,201	$107,242	$232,745	$206,159
% Gross Profit Margin(4)	60.3%	56.9%	58.4%	55.7%
% Adjusted Gross Profit Margin(5)	71.4%	68.1%	69.8%	67.1%

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
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(4,295)	$(6,458)	$(19,108)	$(20,577)
Add:
Amortization	31,050	29,075	61,924	57,728
Depreciation	822	1,333	1,741	2,596
Interest expense - net(1)	16,101	8,743	30,130	15,765
Income tax (benefit) expense	(1,724)	(2,933)	(1,769)	1,605
Share-based compensation	17,910	12,242	33,391	24,637
Management fees(2)	95	93	158	177
Restructuring(3)	917	10,037	2,283	10,182
Acquisition-related expense(4)	314	(3,393)	1,848	(766)
Adjusted EBITDA	$61,190	$48,739	$110,598	$91,347

Net loss margin(5)	(2.5)%	(4.1)%	(5.7)%	(6.7)%
Adjusted EBITDA margin(6)	35.2%	30.9%	33.2%	29.7%

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
(5)    Represents net loss as a percentage of revenue.
(6)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash used in operating activities	$(32,711)	$(15,777)	$(92,741)	$(80,319)
Purchases of property and equipment	(582)	(440)	(938)	(2,201)
Capitalized product development costs	(10,272)	(12,007)	(19,948)	(20,927)
Free Cash Flow	$(43,565)	$(28,224)	$(113,627)	$(103,447)

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of June 30, 2023, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
On June 30, 2023, we had an outstanding debt balance of $740.1 million related to our First Lien and $10.0 million outstanding under the Revolving Credit Agreement. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $7.4 million associated with our First Lien Credit Agreement and $0.1 million associated with our Revolving Credit Facility.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

We currently qualify as an “Emerging Growth Company”; however, we will cease to qualify as such as of December 31, 2023, and will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We currently qualify as an “Emerging Growth Company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2023, the Company will become a “large accelerated filer” and lose Emerging Growth Company status as of December 31, 2023. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in our Annual Report for the year ending December 31, 2023.

If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.

In addition, the expenses to evaluate our internal control over financial reporting and enable our independent registered public accounting firm to provide the attestation report will increase legal and financial compliance costs. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Insider Trading Arrangements

On May 26, 2023, Marcy Daniel, our Chief Product Officer, adopted a 10b5-1 Plan, which is designed to be in effect until March 28, 2024. The aggregate number of shares to be sold pursuant to Ms. Daniel’s 10b5-1 Plan is 17,000.

Chief Accounting Officer Departure

On August 4, 2023, Angelina Hendraka provided notice of her resignation from her position as Chief Accounting Officer of the Company effective as of the end of business on August 11, 2023. Mrs. Hendraka is resigning in order to pursue other opportunities and her resignation is not the result of a disagreement with the Company on any matter relating to the Company’s operations, financial statements, policies or practices. The Company thanks Mrs. Hendraka for her dedicated service and wishes her well in her future endeavors.

Effective as of Mrs. Hendraka’s departure, Eric R. Shander, the Company’s President and Chief Financial Officer, will serve as the Company’s principal accounting officer.

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

10.1
Incremental Term Facility Amendment No. 5, dated as of July 31, 2023, by and among PowerSchool Holdings LLC (f/k/a Severin Holdings, LLC), Severin Acquisition, LLC, PeopleAdmin, LLC, certain Restricted Subsidiaries from time to time designated thereunder as Co-Borrowers, the Subsidiary Guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent, relating to the First Lien Credit Agreement, dated as of August 1, 2018 (as amended), among PowerSchool Holdings LLC (f/k/a Severin Holdings, LLC), Severin Acquisition, LLC, PeopleAdmin, LLC, certain Restricted Subsidiaries from time to time designated thereunder as Co-Borrowers, the several banks, financial institutions, institutional investors and other entities from time to time party thereto as Lenders and the Administrative Agent (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2023).

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

PowerSchool Holdings, Inc.

Date: August 8, 2023	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President & Chief Financial Officer
(Principal Financial Officer)