Form 10-Q
period 2023-09-30
POWERSCHOOL HOLDINGS, INC.
filed 2023-11-09
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒

The registrant had 201,940,559 shares of common stock outstanding as of October 31, 2023.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	As of September 30, 2023	As of December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$322,831	$137,471
Accounts receivable - net of allowance of $7,331 and $4,712, respectively	134,621	54,296
Prepaid expenses and other current assets	37,840	36,886
Total current assets	495,292	228,653
Property and equipment - net	4,823	6,173
Operating lease right-of-use assets	18,399	8,877
Capitalized product development costs - net	109,564	100,861
Goodwill	2,492,649	2,487,007
Intangible assets - net	657,824	722,147
Other assets	32,131	29,677
Total assets	$3,810,682	$3,583,395
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$9,019	$5,878
Accrued expenses	102,464	84,270
Operating lease liabilities, current	4,271	5,263
Deferred revenue, current	407,956	310,536
Revolving credit facility	10,000	—
Current portion of long-term debt	8,797	7,750
Total current liabilities	542,507	413,697
Noncurrent Liabilities:
Other liabilities	2,152	2,099
Operating lease liabilities - net of current	16,390	8,053
Deferred taxes	268,171	281,314
Tax Receivable Agreement liability	392,671	410,361
Deferred revenue - net of current	5,680	5,303
Long-term debt, net	822,744	728,624
Total liabilities	2,050,315	1,849,451
Commitments and contingencies (Note 12)

Stockholders' Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 164,207,976 and 159,596,001 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 37,654,059 and 39,928,472 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	1,508,256	1,438,019
Accumulated other comprehensive loss	(2,186)	(2,122)
Accumulated deficit	(202,771)	(187,250)
Total stockholders' equity attributable to PowerSchool Holdings, Inc.	1,303,319	1,248,667
Non-controlling interest	457,048	485,277
Total stockholders' equity	1,760,367	1,733,944
Total liabilities and stockholders' equity	$3,810,682	$3,583,395
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscriptions and support	$148,990	$137,095	$436,566	$401,870
Service	20,722	19,933	57,152	55,114
License and other	12,452	5,406	21,797	12,633
Total revenue	182,164	162,434	515,515	469,617
Cost of revenue:
Subscriptions and support	36,595	39,009	111,570	114,303
Service	14,140	14,852	43,586	45,585
License and other	4,608	1,087	6,575	2,790
Depreciation and amortization	16,507	14,839	48,637	43,069
Total cost of revenue	71,850	69,787	210,368	205,747
Gross profit	110,314	92,647	305,147	263,870
Operating expenses:
Research and development	26,751	27,821	78,035	80,528
Selling, general, and administrative	53,606	45,530	156,293	133,117
Acquisition costs	2,461	11	2,461	2,630
Depreciation and amortization	15,835	15,955	47,370	48,050
Total operating expenses	98,653	89,317	284,159	264,325
Income (loss) from operations	11,661	3,330	20,988	(455)
Interest expense - net	16,409	11,158	46,539	26,923
Other expenses (income) - net	33	(3,100)	107	(3,677)
Loss before income taxes	(4,781)	(4,728)	(25,658)	(23,701)
Income tax (benefit) expense	(3,475)	(811)	(5,244)	794
Net loss	(1,306)	(3,917)	(20,414)	(24,495)
Less: Net loss attributable to non-controlling interest	(833)	(1,389)	(4,893)	(5,330)
Net loss attributable to PowerSchool Holdings, Inc.	$(473)	$(2,528)	$(15,521)	$(19,165)

Net loss attributable to PowerSchool Holdings, Inc. Class A common stock:
Basic	(473)	(2,528)	(15,521)	(19,165)
Diluted	(481)	(2,528)	(15,521)	(19,165)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$0.00	$(0.02)	$(0.10)	$(0.12)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$0.00	$(0.02)	$(0.10)	$(0.12)
Weighted average shares of Class A common stock:
Basic	163,785,972	158,812,536	162,465,480	158,387,266
Diluted	165,666,867	158,812,536	162,465,480	158,387,266
Other comprehensive income, net of taxes:
Foreign currency translation	(174)	(741)	(66)	(1,744)
Change in unrealized gain on investments	—	—	3	—
Total other comprehensive income (loss)	(174)	(741)	(63)	(1,744)
Less: comprehensive income (loss) attributable to non-controlling interest	(33)	(149)	(12)	(350)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(614)	$(3,120)	$(15,572)	$(20,559)

See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
Issuance of common stock upon vesting of Restricted Stock Awards	1,000	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,280	—	—	—	15,280
Net share settlement of equity awards	—	—	—	—	(1,284)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	—	—	—	89	—	—	89
Allocation of equity to noncontrolling interests	—	—	—	—	(772)	—	—	772	—
Exchange of Class B common stock for Class A common stock related to secondary offering	2,274	—	(2,274)	—	27,642	—	—	(27,642)	—
Adjustments to deferred taxes and Tax Receivable Agreement liability related to secondary offering	—	—	—	—	(1,255)	—	—	—	(1,255)
Net loss	—	—	—	—	—	—	(11,853)	(2,960)	(14,813)
Balance—March 31, 2023	162,870	$16	37,654	$4	$1,477,630	$(2,033)	$(199,103)	$455,447	$1,731,961
Issuance of common stock upon vesting of Restricted Stock Awards	586	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,261	—	—	—	18,261
Net share settlement of equity awards	—	—	—	—	(141)	—	—	—	(141)
Adjustments to deferred taxes	—	—	—	—	223	—	—	—	223
Other comprehensive income (loss)	—	—	—	—	—	21	—	—	21
Allocation of equity to noncontrolling interests	—	—	—	—	(2,387)	—	—	2,387	—
Net loss	—	—	—	—	—	—	(3,195)	(1,100)	(4,295)
Balance—June 30, 2023	163,456	$16	37,654	$4	$1,493,586	$(2,012)	$(202,298)	$456,734	$1,746,030
Issuance of common stock upon vesting of Restricted Stock Awards	751	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,539	—	—	—	15,539
Net share settlement of equity awards	—	—	—	—	(113)	—	—	—	(113)
Adjustments to deferred taxes	—	—	—	—	391	—	—	—	391
Other comprehensive income (loss)	—	—	—	—	—	(174)	—	—	(174)
Allocation of equity to noncontrolling interests	—	—	—	—	(1,147)	—	—	1,147	—
Net loss	—	—	—	—	—	—	(473)	(833)	(1,306)
Balance—September 30, 2023	164,207	$16	37,654	$4	$1,508,256	$(2,186)	$(202,771)	$457,048	$1,760,367

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	12,209	—	—	—	12,209
Foreign currency translation	—	—	—	—	—	(469)	—	—	(469)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,024)	—	—	2,024	—
Deferred offering costs	—	—	—	—	(295)	—	—	—	(295)
Adjustments to deferred taxes	—	—	—	—	212	—	—	—	212
Cumulative effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	(12,113)	(2,007)	(14,120)
Balance—March 31, 2022	158,150	$16	39,928	$4	$1,410,069	$(685)	$(178,576)	$488,230	$1,719,058
Issuance of common stock upon vesting of Restricted Stock Awards	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	14,937	—	—	—	14,937
Foreign currency translation	—	—	—	—	—	(534)	—	—	(534)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,605)	—	—	2,605	—
Net loss	—	—	—	—	—	—	(4,525)	(1,933)	(6,458)
Balance—June 30, 2022	158,266	$16	39,928	$4	$1,422,401	$(1,219)	$(183,101)	$488,902	$1,727,003
Issuance of common stock upon vesting of Restricted Stock Awards	1,099	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	13,300	—	—	—	13,300
Net share settlement of equity awards	—	—	—	—	(8,825)	—	—	—	(8,825)
Adjustments to deferred taxes	—	—	—	—	843	—	—	—	843
Foreign currency translation	—	—	—	—	—	(741)	—	—	(741)
Allocation of equity to noncontrolling interests	—	—	—	—	1,945	—	—	(1,945)	—
Net loss	—	—	—	—	—	—	(2,528)	(1,389)	(3,917)
Balance—September 30, 2022	$159,365	$16	$39,928	$4	$1,429,664	$(1,960)	$(185,629)	$485,568	$1,727,663
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,414)	$(24,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,007	91,119
Share-based compensation	46,904	38,100
Amortization of operating lease right-of-use assets	2,610	(1,189)
Change in fair value of acquisition-related contingent consideration	(273)	(5,586)
Amortization of debt issuance costs	2,745	2,656
Provision for allowance for doubtful accounts	2,706	(329)
Gain on lease modification	(454)	—
Write-off of right-of-use assets and disposal of property and equipment	52	8,675
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(82,468)	(52,651)
Prepaid expenses and other current assets	(905)	1,635
Other assets	(2,896)	(1,526)
Accounts payable	2,986	(5,621)
Accrued expenses	(6,101)	(521)
Other liabilities	(4,162)	(5,948)
Deferred taxes	(6,548)	(507)
Tax Receivable Agreement liability	676	(2,342)
Deferred revenue	97,186	65,312
Net cash provided by operating activities	127,651	106,782
Cash flows from investing activities:
Purchases of property and equipment	(1,331)	(2,844)
Proceeds from sale of property and equipment	23	—
Investment in capitalized product development costs	(28,714)	(33,285)
Purchase of internal use software	(259)	—
Acquisitions—net of cash acquired	(9,753)	(31,155)
Payment of acquisition-related contingent consideration	(3,528)	(1,392)
Net cash used in investing activities	(43,562)	(68,676)
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(1,538)	(8,824)
Proceeds from Revolving Credit Agreement	20,000	70,000
Proceeds from First Lien Debt amendment	99,256	—
Repayment of Revolving Credit Agreement	(10,000)	(70,000)
Repayment of First Lien Debt	(6,074)	(5,813)
Payment of debt issuance costs	(309)	—
Payments of deferred offering costs	—	(295)
Net cash provided by (used in) financing activities	101,335	(14,932)

	Nine Months Ended September 30,
	2023	2022
Effect of foreign exchange rate changes on cash	(75)	(782)
Net decrease in cash, cash equivalents, and restricted cash	185,349	22,392
Cash, cash equivalents, and restricted cash—Beginning of period	137,982	86,991
Cash, cash equivalents, and restricted cash—End of period	$323,331	$109,383
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,522	$24,700
Cash paid for income taxes	2,330	1,586
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$48	$326
Capitalized interest related to investment in capitalized product development costs	1,296	497
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$322,831	$108,873
Restricted cash, included in other current assets	500	510
Total cash, cash equivalents, and restricted cash	$323,331	$109,383
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

The Company is headquartered in Folsom, California, and together with its subsidiaries has locations in the United States (“U.S.”), Canada, India, and the United Arab Emirates.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022, and the notes to such interim condensed consolidated financial statements are unaudited.
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
These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. These adjustments consist of normal and recurring items. The results of operations for the nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
3. BUSINESS COMBINATIONS
We completed one acquisition during the nine months ended September 30, 2023 and three acquisitions in fiscal year 2022. The purchase price allocation for acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.

Fiscal 2023 Acquisitions

Jarulss Software Solutions Private Limited (“Neverskip”)

On August 9, 2023, the Company acquired all of the equity interests of Neverskip. Neverskip is a leading provider of school solutions software in India. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Neverskip was $10.0 million, which was paid in cash. Transaction costs of $0.7 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized provisional intangible assets and net tangible liabilities of $6.5 million and $2.2 million, respectively. The Company recorded provisional goodwill of $5.6 million arising from the acquisition, none of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected from continuing to create a comprehensive education technology portfolio.

Fiscal 2022 Acquisitions

Kinvolved, Inc.

On February 1, 2022, the Company acquired all of the equity interests of Kinvolved, Inc. (“Kinvolved”). Kinvolved is a leading provider of K-12 communications, attendance and engagement solutions software. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Kinvolved was $23.3 million, which included $16.2 million of cash and additional contingent cash consideration, payable based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $7.1 million. Transaction costs of $1.2 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $4.5 million and net tangible assets of $0.2 million. The Company recorded $18.6 million of goodwill arising from the acquisition, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected from continuing to create a comprehensive education technology portfolio.

Chalk.com Education ULC

On May 2, 2022, the Company acquired all of the equity interests of Chalk.com Education ULC (“Chalk”). Chalk is an integrated curriculum planning and analytics platform for K-12 schools. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

The total purchase price for Chalk was $13.5 million, which included $10.4 million of cash and additional contingent cash consideration payable based on the achievement of certain performance conditions. The acquisition-date fair value of the contingent consideration was $3.1 million. Transaction costs of $0.9 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $3.6 million and net tangible liabilities of $0.2 million. The Company recorded goodwill of $10.0 million arising from the acquisition, all of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected from continuing to create a comprehensive education technology portfolio.

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

The total purchase price for Headed2 was $5.8 million, which was paid in cash. Transaction costs of $0.5 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized intangible assets of $2.3 million and net tangible assets of $0.2 million. The Company recorded goodwill of $3.3 million arising from the acquisition, all of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected from continuing to create a comprehensive education technology portfolio.

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

SaaS	$118,931	$109,526	$351,183	$319,742
Professional services	20,722	19,933	57,152	55,114
Software maintenance	30,059	27,569	85,383	82,128
License and other	12,452	5,406	21,797	12,633
Total revenue	$182,164	$162,434	$515,515	$469,617

Revenue recognized for the three and nine month periods ended September 30, 2023 and 2022 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

United States	$169,728	$150,626	$481,114	$434,194
Canada	9,099	9,260	25,753	27,243
Other	3,337	2,548	8,648	8,180
Total revenue	$182,164	$162,434	$515,515	$469,617
The Company had no customers accounting for more than 10% of total revenue for the periods presented.
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	September 30, 2023	December 31, 2022

Balance at beginning of period	$315,839	$301,157
Decrease from revenue recognized	(292,575)	(289,328)
Increase from acquisitions	308	1,586
Increase from current period net deferred revenue additions	390,064	302,424
Balance at end of period	$413,636	$315,839
As of September 30, 2023, the Company expects to recognize revenue on approximately 98.6% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	September 30, 2023	December 31, 2022

Contract costs, current	$7,122	$6,103
Contract costs, noncurrent	26,838	23,843
Total contract costs	$33,960	$29,946
Amortization expense for contract cost assets was $1.7 million and $4.7 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $3.4 million as of the three and nine months ended September 30, 2022, respectively. There was no impairment of contract cost assets during the periods presented.
5.     PROPERTY AND EQUIPMENT - NET
Property and equipment by category are as follows (in thousands):

	September 30, 2023	December 31, 2022

Computer and software	$16,240	$16,272
Furniture and fixtures	1,551	1,563
Leasehold improvements	2,384	2,377
Property and equipment	20,175	20,212
Less: accumulated depreciation	(15,352)	(14,039)
Property and equipment—net	$4,823	$6,173
Depreciation expense was $0.8 million and $2.6 million for the three and nine months ended September 30, 2023, respectively and $1.1 million and $3.7 million for the three and nine months ended September 30, 2022, respectively.
6.    CAPITALIZED PRODUCT DEVELOPMENT COSTS - NET

Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Gross capitalized product development costs	$183,709	$152,663
Less accumulated amortization	(74,145)	(51,802)
Capitalized product development costs—net	$109,564	$100,861
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $7.8 million and $22.3 million for the three and nine months ended September 30, 2023, respectively, and $6.0 million and $16.9 million for the three and nine months ended September 30, 2022, respectively.

7.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2022	$2,487,007
Additions due to acquisitions	5,650
Other adjustments	(8)
Balance—September 30, 2023	$2,492,649
8. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	September 30, 2023	Weighted- Average Useful Life	December 31, 2022	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$295,366	8 years	$293,599	8 years
Customer relationships	747,349	14 years	742,600	14 years
Trademarks	53,474	9 years	53,474	9 years
Other	259	3 years	—	—
	$1,096,448		$1,089,673
Accumulated Amortization
Developed technology	$(160,412)		$(134,691)
Customer relationships	(251,551)		(210,120)
Trademarks	(26,596)		(22,715)
Other	(65)		—
	$(438,624)		$(367,526)
Intangible Assets—Net
Developed technology	$134,954		$158,908
Customer relationships	495,798		532,480
Trademarks	26,878		30,759
Other	194		—
	$657,824		$722,147
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks, customer relationships and other intangibles is included in operating expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$8,574	$8,571	$25,721	$25,416
Operating expense	15,168	15,104	45,377	45,138
Total amortization of acquired intangible assets	$23,742	$23,675	$71,098	$70,554

The estimated future amortization of intangible assets as of September 30, 2023, is as follows (in thousands):

Year Ending December 31,
2023 (remaining three months)	$24,001
2024	95,365
2025	95,176
2026	84,022
2027	67,740
Thereafter	291,520
Total	$657,824
9. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2023	December 31, 2022

Accrued compensation	$33,338	$38,966
Accrued interest	12,086	9,094
Accrued taxes	2,377	2,130
Tax Receivable Agreement liability, current	28,947	1,862
Other accrued expenses	25,716	32,218
Total accrued expenses	$102,464	$84,270

Included within other accrued expenses was the contingent consideration liability related to the acquisition of Chalk. The fair value of the contingent consideration was determined using the Monte Carlo simulation and is recorded as selling, general, and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss. The fair value was estimated quarterly and was based on unobservable inputs, including management estimates and assumptions about achieving future revenues and the Company's share price, and was, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration was paid in the third quarter of fiscal year 2023.
The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	10,079
Payment	(1,392)
Fair value adjustments	(4,886)
Balance—December 31, 2022	$3,801
Fair value adjustments	(273)
Payment	(3,528)
Balance—September 30, 2023	$—

10. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
First Lien Credit Agreement (“First Lien”)

In August 2018, the Company entered into a loan agreement with a consortium of lenders which provided $775.0 million of term loans. The First Lien also provides for a Revolving Credit Agreement, discussed in more detail below.

On July 31, 2023, the Company entered into an incremental facility to the First Lien to borrow an additional $100.0 million aggregate principal amount of incremental term loans, increasing the principal balance outstanding under the First Lien to $840.1 million as of the date of the amendment. Debt issuance costs of $0.8 million were recorded as a reduction to the face amount. As of September 30, 2023, the First Lien was repayable in quarterly payments of $2.2 million through July 31, 2025, with all remaining outstanding principal due on July 31, 2025.
As of September 30, 2023, the interest rate for the First Lien is the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The applicable margin was initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of September 30, 2023 and December 31, 2022 was 8.37% and 7.09%, respectively.
The First Lien is collateralized on a first lien basis by substantially all of the assets and property of Holdings LLC and its domestic subsidiaries.
Revolving Credit Agreement

The First Lien provides for a Revolving Credit Agreement allowing the Company to borrow funds from time to time. In July 2021, the Revolving Credit Agreement was amended and permitted the Company to borrow up to $289.0 million. As of September 30, 2023, the Revolving Credit Agreement matured on May 2, 2025.

The interest rate of the Revolving Credit Agreement is equal to SOFR, plus the applicable margin. The applicable margin was initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio. We are also required to pay a commitment fee on the unused portion of the Revolving Credit Agreement of 0.50% per annum with up to a 0.25% step down based on the First Lien Net Leverage Ratio, payable quarterly in arrears.
During the nine months ended September 30, 2023, the Company borrowed $20.0 million on the Revolving Credit Agreement. The outstanding balance on the facility as of September 30, 2023 was $10.0 million and there was no outstanding balance as of December 31, 2022.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of September 30, 2023 and December 31, 2022, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.

The following table presents the outstanding long-term debt (in thousands):

	September 30, 2023	December 31, 2022

Total outstanding principal—First Lien	$837,926	$744,000
Less: current portion of long-term debt	(8,797)	(7,750)
Less: unamortized debt discount	(957)	(715)
Less: unamortized debt issuance costs	(5,428)	(6,911)
Total long-term debt—net	$822,744	$728,624
Maturities on long-term debt outstanding as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (remaining three months)	$2,199
2024	8,797
2025	826,930
Total	$837,926

11. Leases
The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2033. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $4.3 million for the three and nine months ended September 30, 2022, respectively.

In August 2023, the Company entered into an operating lease agreement for an office in Bangalore, India. The lease requires future minimum undiscounted payments of approximately $18.0 million over the ten year lease term. The lease includes a rent abatement period of six months, from August 2023 through January of 2024, during which the Company is exempt from paying the base rent. As a result, a lease liability of approximately $12.2 million and corresponding right-of-use asset of approximately $12.3 million were recorded.

Lease costs for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$1,151	$1,138	$3,048	$12,291
Short-term lease cost	3	49	23	149
Variable lease cost and other, net	309	346	882	1,006
Total lease cost	$1,463	$1,533	$3,953	$13,446

Supplemental cash flow information related to leases as of September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022

Cash paid for operating leases	$4,498	$7,136
ROU assets obtained in exchange for new lease liabilities	12,298	5,484

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (remaining three months)	$1,196
2024	5,622
2025	3,287
2026	2,701
2027	2,562
Thereafter	11,506
Total undiscounted cash flows	$26,874
Less imputed interest	6,214
Present value of lease liabilities	$20,660
Weighted average remaining term (years)	6.9
Weighted average discount rate	6.4%

12. COMMITMENTS AND CONTINGENCIES
Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $221.3 million through 2027.

Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims was $2.6 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.
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
The Company carries directors and officers insurance policies pursuant to the Company’s certificate of incorporation, bylaws, and applicable Delaware law.
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

As of September 30, 2023, the holders of our issued Class A common stock collectively held approximately 81.3% of the economic interest and voting power in the Company and holders of our issued Class B common stock collectively held approximately 18.7% of the economic interest and voting power in the Company. As of December 31, 2022, the Class B common stock collectively held approximately 20.0% of the economic interest and voting power in the Company.

Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three and nine months ended September 30, 2023 and 2022 was 18.7% and 20.1%, respectively.

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
Market-share Units (“MSUs”)

In the first quarter of fiscal 2023, the Company granted MSUs to certain executives. The target number of awards granted was based on the relative growth of the Company's share price over a two- and three-year performance period beginning on the date of grant and ending on the second and third anniversary of the grant date. These awards are subject to continuous employment through each individual vesting period.

The fair value of the MSUs was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 58%, 0% dividend yield, and a risk-free interest rate of 3.7%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted during the first quarter of 2023 was $12.6 million which is recognized on a straight-line basis over the performance periods. The share-based compensation expense of these awards was $1.3 million and $2.7 million for the three and nine months ended September 30, 2023, respectively.

MSU activity for the nine-months ended September 30, 2023 is as follows:

	Market-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2022	—	—
Granted	474,846	$26.64
Vested	—	—
Canceled	—	—
Balance—September 30, 2023	474,846	$26.64

RSUs/RSAs

The RSUs and RSAs vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2022	7,880,419	$20.52	54,516	$8.43
Granted	3,120,570	$19.47	—	—
Vested	(2,377,011)	$20.20	(29,085)	$8.63
Canceled	(941,891)	$19.32	—	—
Balance—September 30, 2023	7,682,087	$20.34	25,431	$8.19
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue
Subscriptions and support	$1,556	$1,352	$4,567	$3,629
Service	817	557	2,547	2,803
Research and development	3,959	3,462	12,224	9,890
Selling, general, and administrative	8,528	7,119	27,565	21,778
Total stock-based compensation	$14,860	$12,490	$46,903	$38,100
Share-based compensation capitalized as product development costs was $0.7 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the total future compensation cost related to unvested share awards is $154.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

15. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (EPS)

The table below sets forth a calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income (loss) per share:
Numerator:
Net Loss	$(1,306)	$(3,917)	$(20,414)	$(24,495)
Less: net loss attributable to non-controlling interest	(833)	(1,389)	(4,893)	(5,330)
Net loss attributable to PowerSchool Holdings, Inc., basic	$(473)	$(2,528)	$(15,521)	$(19,165)
Denominator:
Weighted average shares of Class A common stock, basic	163,785,972	158,812,536	162,465,480	158,387,266
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$0.00	$(0.02)	$(0.10)	$(0.12)
Diluted net income (loss) per share:
Numerator:
Net loss attributable to PowerSchool Holdings, Inc., basic	$(473)	$(2,528)	$(15,521)	$(19,165)
Adjustment from RSUs and RSAs	(6)	—	—	—
Adjustment from MSUs	(2)	—	—	—
Net loss attributable to PowerSchool Holdings, Inc., diluted	$(481)	$(2,528)	$(15,521)	$(19,165)
Denominator:
Weighted average shares of Class A common stock, basic	163,785,972	158,812,536	162,465,480	158,387,266
Dilutive impact of RSUs and RSAs	1,346,717	—	—	—
Dilutive impact of MSUs	534,178	—	—	—
Weighted average shares of Class A common stock, diluted	165,666,867	158,812,536	162,465,480	158,387,266
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$0.00	$(0.02)	$(0.10)	$(0.12)

As shares of our Class B common stock are considered non-participating securities, separate presentation of EPS of Class B common stock under the two-class method has not been presented.

In addition, the following securities were not included in the computation of diluted shares outstanding for the three and nine months ended September 30, 2023 and 2022 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested RSAs and RSUs	—	8,151,595	7,707,518	8,151,595
LLC Units	37,654,059	39,928,472	37,654,059	39,928,472
Unvested MSUs	—	—	474,846	—
Total excluded from diluted EPS calculation	37,654,059	48,080,067	45,836,423	48,080,067

16. INCOME TAXES

The Company recorded income tax expense (benefit) of $(3.5) million and $(5.2) million for the three and nine months ended September 30, 2023, respectively, and $(0.8) million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate was 72.7% and 20.4% for the three and nine months ended September 30, 2023, respectively, and 17.1% and (3.3)% for the three and nine months ended September 30, 2022, respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest, nondeductible executive compensation, and the impact of a decrease to uncertain tax positions during the three and nine month period. The income tax expense (benefit) for the three and nine months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest, nondeductible executive compensation, the impact of remeasuring deferred taxes for a Pennsylvania tax law change, and adjustments to deferred tax expense relating to the business combination completed during the nine month period.

As of September 30, 2023, the Company had gross unrecognized tax benefits of $10.6 million, all of which, if recognized, would impact the Company’s effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

Tax Receivable Agreement

In connection with the Organizational Transactions, the Company entered into a TRA with Topco LLC, Vista Equity Partners and Onex. The TRA provides for the payment by the Company to Topco LLC, Vista Equity Partners and Onex, collectively, of 85% of the amount of tax benefits, if any, that are realized, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units with the proceeds of the IPO or exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities and of Holdings LLC and subsidiaries of Holdings LLC that existed prior to the IPO and (iii) certain other tax benefits related to our making payments under the TRA. The payment obligations under the TRA are not conditioned upon any LLC Unit holder maintaining a continued ownership interest in us or Holdings LLC and the rights of Topco LLC under the TRA are assignable. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that are actually realized.

During the nine months ended September 30, 2023, the Company recorded an increase of $8.7 million to the TRA liability and a decrease of $7.1 million to the deferred tax liability due to the secondary offering conducted in the first quarter of 2023. These changes resulted in a net noncash impact to additional paid-in capital of $1.6 million.

As of September 30, 2023, $28.9 million of the TRA was classified as a current liability included within accrued expenses and $392.7 million was classified as non-current in the consolidated balance sheet.
17. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista Consulting”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were insignificant for all periods presented. We may continue to engage Vista Consulting from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were insignificant for all periods presented.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $4.8 million and $12.2 million for all other services purchased from entities with common ownership for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $3.2 million for the three and nine months ended September 30, 2022, respectively. Substantially all of the expenses related to services provided by entities that share common ownership with Vista and Onex are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were insignificant as of September 30, 2023 and $0.5 million as of December 31, 2022, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from entities with common ownership during or as of the end of any of the periods presented.
The Company has a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, pursuant to a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB serves as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the annual period was $36.8 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $4.1 million and $10.4 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and nine months ended September 30, 2023, respectively, and $3.5 million and $8.8 million for the three and nine months ended September 30, 2022, respectively.

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

18. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $2.7 million and $8.0 million for the three and nine months ended September 30, 2023, respectively, and $2.6 million and $7.6 million for the three and nine months ended September 30, 2022, respectively.
19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through November 9, 2023, the date at which the condensed consolidated financial statements were available to be issued.

In July 2023, the Company announced that it had entered into a definitive agreement to acquire all the ownership interests of SchoolMessenger, a leading provider of K-12 communication tools in North America, from West Technology Group, LLC, for cash consideration of approximately $300 million. The acquisition closed on October 3, 2023 and the Company is in the process of completing the purchase price allocation.

On October 12, 2023, the Company entered into an amendment to refinance the First Lien and Revolving Credit Agreement. The amendment, among other things, extended the maturity date on the First Lien from July 31, 2025 to August 1, 2027, extended the maturity date of the Revolving Credit Agreement from May 2, 2025 to May 2, 2027, and increased the borrowing capacity on the Revolving Credit agreement from $289.0 million to $400.0 million.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of September 30, 2023, we serve more than 16,000 customers, including over 90 of the 100 top districts by student enrollment in the U.S., approximately 30 state-, and province-, or territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators and parents on a daily basis.
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
From 2015, through September 30, 2023, we completed 17 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership. In addition, on October 3, 2023, we closed our acquisition for all of the ownership interests of SchoolMessenger.
Our Business Model
We offer our software platform through a cloud-based, software-as-a-service (“SaaS”) business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 81.8% and 84.7% of our total revenue for the three and nine months ended September 30, 2023, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Cross-Sell New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 107.2% as of September 30, 2023 compared to 108.7% as of September 30, 2022.
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
Continue to Expand Into Complementary Adjacencies
Since 2015 through September 30, 2023, we have acquired and successfully integrated 17 complementary businesses to enhance our software and technology capabilities and on October 3, 2023, closed the acquisition of all of the ownership interest of SchoolMessenger. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. Mergers & Acquisitions are core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.

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

Expand Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. As of September 30, 2023, PowerSchool served customers in over 90 countries, primarily American international schools. On August 9, 2023, we acquired all of the equity interest of Jarulss Software Solutions Private Limited (“Neverskip”), a leading provider of school solutions software in India. We plan to continue to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Currency Fluctuations

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The U.S. dollar has trended weaker in 2023, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the nine months ended 2023.

High Interest Rates

As a result of increased federal funds interest rates, the interest rate applicable to our First Lien loan increased from 6.03% as of September 30, 2022 to 8.37% as of September 30, 2023. As a result, our net interest expense has increased from $26.9 million as of September 30, 2022 to $46.5 million as of September 30, 2023. If interest rates continue to increase our cost of debt may also continue to increase and we may have to divert available cash to the payment of interest.

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
We closed the quarter ended September 30, 2023 with ARR of $640.4 million compared to $585.4 million as of September 30, 2022.
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
We closed the twelve-month period ended September 30, 2023 with a Net Revenue Retention Rate of 107.2% compared to Net Revenue Retention of 108.7% for the twelve-month period ended September 30, 2022. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
Other Expense, Net
Other expense, net primarily consists of foreign currency losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$148,990	$137,095	$436,566	$401,870
Service	20,722	19,933	57,152	55,114
License and other	12,452	5,406	21,797	12,633
Total revenue	182,164	162,434	515,515	469,617
Cost of revenue:
Subscriptions and support	36,595	39,009	111,570	114,303
Service	14,140	14,852	43,586	45,585
License and other	4,608	1,087	6,575	2,790
Depreciation and amortization	16,507	14,839	48,637	43,069
Total cost of revenue	71,850	69,787	210,368	205,747
Gross profit	110,314	92,647	305,147	263,870
Operating expenses:
Research and development	26,751	27,821	78,035	80,528
Selling, general, and administrative	53,606	45,530	156,293	133,117
Acquisition costs	2,461	11	2,461	2,630
Depreciation and amortization	15,835	15,955	47,370	48,050
Total operating expenses	98,653	89,317	284,159	264,325
Income (loss) from operations	11,661	3,330	20,988	(455)
Interest expense - net	16,409	11,158	46,539	26,923
Other expenses (income) - net	33	(3,100)	107	(3,677)
Loss before income taxes	(4,781)	(4,728)	(25,658)	(23,701)
Income tax (benefit) expense	(3,475)	(811)	(5,244)	794
Net loss	(1,306)	(3,917)	(20,414)	(24,495)
Less: Net loss attributable to non-controlling interest	(833)	(1,389)	(4,893)	(5,330)
Net loss attributable to PowerSchool Holdings, Inc.	$(473)	$(2,528)	$(15,521)	$(19,165)
Other comprehensive income, net of taxes:
Foreign currency translation	(174)	(741)	(66)	(1,744)
Change in unrealized gain on investments	—	—	3	—
Total other comprehensive income (loss)	(174)	(741)	(63)	(1,744)
Less: comprehensive income (loss) attributable to non-controlling interest	(33)	(149)	(12)	(350)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(614)	$(3,120)	$(15,572)	$(20,559)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	82%	84%	85%	85%
Service	11	13	11	12
License and other	7	3	4	3
Total revenue	100	100	100	100
Cost of revenue:
Subscriptions and support	20	24	22	24
Service	8	9	8	10
License and other	3	<1	1	<1
Depreciation and amortization	9	9	9	9
Total cost of revenue	39	43	41	44
Gross profit	61	57	59	56
Operating expenses:
Research and development	15	17	15	17
Selling, general, and administrative	29	28	30	28
Acquisition costs	1	<1	<1	<1
Depreciation and amortization	9	10	9	10
Total operating expenses	54	55	55	56
Income (loss) from operations	6	2	4	(<1)
Interest expense - net	9	7	9	6
Other expenses (income) - net	<1	(2)	<1	(<1)
Loss before income taxes	(3)	(3)	(5)	(5)
Income tax (benefit) expense	(2)	(<1)	(1)	<1
Net loss	(1)	(2)	(4)	(5)
Less: Net loss attributable to non-controlling interest	(<1)	(<1)	(1)	(1)
Net loss attributable to PowerSchool Holdings, Inc.	(<1)	(2)	(3)	(4)
Other comprehensive income, net of taxes:
Foreign currency translation	(<1)	(<1)	(<1)	(<1)
Change in unrealized gain on investments	—	—	<1	—
Total other comprehensive income (loss)	(<1)	(<1)	(<1)	(<1)
Less: comprehensive income (loss) attributable to non-controlling interest	(<1)	(<1)	(<1)	(<1)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(<1)%	(2)%	(3)%	(4)%

Discussion of Results of Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Subscriptions and support	$148,990	$137,095	$11,895	9%	$436,566	$401,870	$34,696	9%
Service	20,722	19,933	789	4%	57,152	55,114	2,038	4%
License and other	12,452	5,406	7,046	130%	21,797	12,633	9,164	73%
Total revenue	$182,164	$162,434	$19,730	12%	$515,515	$469,617	$45,898	10%
The period-over-period increase in subscriptions and support and service revenue for the three and nine months ended September 30, 2023 was driven by increased sales of our solutions to new customers, and by cross-selling and upselling to existing customers. The period-over-period change in license and other revenue was driven primarily by the variability caused by the point in time nature of this revenue stream, which drove larger recognition of revenue in the three and nine months ended September 30, 2023; we expect this variability to continue in future quarters.
Total Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Cost of Revenue:
Subscriptions and support	$36,595	$39,009	$(2,414)	(6)%	$111,570	$114,303	$(2,733)	(2)%
Service	14,140	14,852	(712)	(5)%	43,586	45,585	(1,999)	(4)%
License and other	4,608	1,087	3,521	324%	6,575	2,790	3,785	136%
Depreciation and amortization	16,507	14,839	1,668	11%	48,637	43,069	5,568	13%
Total cost of revenue	$71,850	$69,787	$2,063	3%	$210,368	$205,747	$4,621	2%

The period-over-period decrease in subscriptions and support cost of revenue for the three months ended September 30, 2023 was primarily attributable to a decrease in hosting fees of $2.3 million and royalty costs of $1.0 million offset by an increase in compensation costs of $0.5 million, primarily from higher third-party contractor costs. The period-over-period decrease in subscriptions and support cost of revenue for the nine months ended September 30, 2023 was primarily attributable to a decrease in hosting fees of $5.1 million offset by an increase in compensation costs of $2.4 million, primarily from higher third-party contractor costs and stock-based awards

The period-over-period decrease in service cost of revenue for the three and nine months ended September 30, 2023 was primarily attributable to one-time restructuring expense recorded in prior period that did not recur in the current period of $1.2 million and $3.2 million, respectively.

The increase in depreciation and amortization cost of revenue for the three and nine months ended September 30, 2023 was due to additional amortization expense resulting from higher capitalized projects.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$26,751	$27,821	$(1,070)	(4)%	$78,035	$80,528	$(2,493)	(3)%
Selling, general, and administrative	53,606	45,530	8,076	18%	156,293	133,117	23,176	17%
Acquisition costs	2,461	11	2,450	22273%	2,461	2,630	(169)	(6)%
Depreciation and amortization	15,835	15,955	(120)	(1)%	47,370	48,050	(680)	(1)%
Total operating expenses	$98,653	$89,317	9,336	10%	$284,159	$264,325	$19,834	8%

Research and development. The period-over-period decrease in research and development expense for the three and nine months ended September 30, 2023 was primarily attributable to an efficiency effort on contractor and other third-party spend. For the three months ended September 30, 2023, the Company recorded a decrease of $1.3 million in third party contractor costs and $0.9 million in hardware and software support costs. The decrease was partially offset by an increase of $1.2 million in expense associated with stock-based awards. For the nine months ended September 30, 2023, the Company recorded a decrease of $3.6 million in third party contractor costs and $2.1 million in hardware and software support costs in the nine months ended September 30, 2023. The decrease was partially offset by an increase of $4.6 million in expense associated with stock-based awards in the same period.

Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three months ended September 30, 2023 was primarily attributable to an increase of $4.3 million in compensation costs from higher headcount within the sales organization, intended to continue driving top line growth, and stock-based awards, $1.2 million higher bad debt reserve, $2.5 million higher travel, trade show and convention expense, $0.9 million higher software support expense offset by decreases of $0.5 million of third party commissions and $0.6 million in insurance costs from lower premiums.

The period-over-period increase in selling, general and administrative expense for the nine months ended September 30, 2023 was primarily attributable to an increase of $16.9 million in compensation costs from higher headcount and stock-based awards, $5.1 million higher travel, trade show and convention expense, $3.0 million higher bad debt reserve and $2.2 million higher software support expense, offset by decreases of $1.4 million in third party legal and consulting fees, $1.4 million in facility rent due to closures of office facilities throughout the fiscal year 2022 and $2.2 million in insurance costs from lower premiums. Additionally, the selling, general and administrative expenses for the nine months ended September 30, 2023 included $1.4 million of secondary offering expenses, and, for the nine months ended September 30, 2022, included $8.9 million lease abandonment expense, $5.9 million credit related to the change in fair value of acquisition-related contingent consideration liability, and a $1.1 million credit received related to trade show and convention expenses.
Acquisition costs. The period-over-period increase in acquisition costs for the three and nine months ended September 30, 2023 was due to the acquisitions of Neverskip and SchoolMessenger.

Depreciation and amortization. The period-over-period decrease in depreciation and amortization for the three and nine months ended September 30, 2023 was driven by lower property and equipment balance.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Interest expense - net	$16,409	$11,158	$5,251	47%	$46,539	$26,923	$19,616	73%

The period-over-period increase in interest expense for the three and nine months ended September 30, 2023 was driven by higher interest rates on our First Lien term loan.

Other Expenses (Income) - Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Other expenses (income) - net	$33	$(3,100)	$3,133	(101)%	$107	$(3,677)	$3,784	(103)%
The period-over-period fluctuations in other expenses (income) - net for the three and nine months ended September 30, 2023 was attributable to the impact of the foreign currency fluctuations during the periods as well as the recognition of a $2.3 million gain in the prior year from the remeasurement of our TRA liability due to a change in the Pennsylvania tax law.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Income tax (benefit) expense	$(3,475)	$(811)	$(2,664)	328%	$(5,244)	$794	$(6,038)	(760)%

The period-over-period change in income tax expense (benefit) for the three months ended September 30, 2023 was primarily due to stock-based compensation, the impact of a decrease in uncertain tax positions in the current period, and the prior year impact of remeasuring deferred taxes for a change in Pennsylvania tax law.

The period-over-period change in income tax expense (benefit) for the nine months ended September 30, 2023 was primarily due to stock-based compensation, the impact of a decrease in uncertain tax positions in the current period, tax expense related to the acquisition of Kinvolved, Inc. in the first quarter of fiscal year 2022, and the prior year impact of remeasuring deferred taxes for a change in Pennsylvania tax law.
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
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $322.8 million, which were held for working capital and general corporate purposes, as well as the available balance of our Revolving Credit Agreement, as described in Note 10 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our cash equivalents were comprised of bank deposits, which are generally held with large global financial institutions with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates general credit risk and more specifically risk related to banking sector events that occurred in early 2023.
Our cash flows from operations in the nine months ended September 30, 2023 reflect the seasonality of our billing cycle, in which most of our customer billing and collections take place in the second half of our fiscal year. We believe our existing cash and cash equivalents, our Revolving Credit Agreement and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs beyond the next twelve months. We also expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale in the long term.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of acquisitions, and the timing and extent of spending to support development efforts, the timing of required tax distributions and TRA payments, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2023, we had deferred revenue of $413.6 million, of which $408.0 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
Credit Facilities

On August 1, 2018, we entered into a First Lien with lending institutions for term loan borrowings. The First Lien also provides for a Revolving Credit Agreement (the “Revolving Credit Agreement”).

In July, 2023, the Company announced that it had entered into a definitive agreement to acquire all the ownership interests of SchoolMessenger, a leading provider of K-12 communication tools in North America, from West Technology Group, LLC, for a cash consideration of approximately $300.0 million. The Company funded the acquisition with cash on hand, borrowings under the Revolving Credit Facility, and $100.0 million aggregate principal amount of incremental term loans under its First Lien, which were incurred through an amendment to the First Lien. The acquisition closed on October 3, 2023.

On October 12, 2023, the Company further amended the First Lien and Revolving Credit Agreement. The amendment, among other things, refinanced the then outstanding term loans with $838.0 million of new term loans, extended the maturity date on the First Lien from July 31, 2025 to August 1, 2027, extended the maturity date of the Revolving Credit Agreement from May 2, 2025 to May 2, 2027, and increased the borrowing capacity on the Revolving Credit Agreement from $289.0 million to $400.0 million. Following the amendment, the First Lien is repayable in quarterly payments of $2.2 million.

As of September 30, 2023, there were $837.9 million of term loans outstanding under the First Lien and $10.0 million outstanding under the Revolving Credit Agreement.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin of 3.25% per annum. As of September 30, 2023, the interest rate on the First Lien was 8.37%.
Other Contractual Obligations

Our material cash requirements from other known contractual and other obligations primarily consist of contractual obligations under operating leases for office space, data facilities, cloud hosting arrangements and other services we purchase as part of our normal operations.

See Note 12. Commitments and Contingencies of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$127,651	$106,782
Net cash used in investing activities	(43,562)	(68,676)
Net cash provided by (used in) financing activities	101,335	(14,932)
Effect of foreign exchange rate changes on cash	(75)	(782)
Net decrease in cash, cash equivalents, and restricted cash	$185,349	$22,392
Cash, cash equivalents, and restricted cash—Beginning of period	137,982	86,991
Cash, cash equivalents, and restricted cash—End of period	$323,331	$109,383
Operating Activities
Net cash provided by operating activities of $127.7 million for the nine months ended September 30, 2023 was primarily related to our net loss of $20.4 million, adjusted for non-cash charges of $150.3 million and net cash outflows of $2.2 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of property, equipment and intangible assets of $96.0 million and share-based compensation expense of $46.9 million. The main drivers of net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $97.2 million and accounts receivable of $82.5 million due to the seasonality of our billing cycle.
Net cash provided by operating activities of $106.8 million for the nine months ended September 30, 2022 was primarily related to our net loss of $24.5 million, adjusted for non-cash charges of $133.4 million and net cash outflows of $2.2 million resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $91.1 million, share-based compensation of $38.1 million and $8.6 million from the write-off of right-of-use assets and property and equipment. Additionally, we recorded a $5.6 million reduction to the fair value of our acquisition-related contingent consideration liability. The main drivers of the net cash outflows from changes in operating assets and liabilities were increases in deferred revenue of $65.3 million and accounts receivable of $52.7 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $43.6 million for the nine months ended September 30, 2023 was primarily related to our investment in capitalized product development costs of $28.7 million, net cash paid for the acquisition of Neverskip (net of cash acquired) of $9.8 million, payment of the contingent consideration liability related to the acquisition of Chalk of $3.5 million and purchases of property and equipment of $1.3 million.
Net cash used in investing activities of $68.7 million for the nine months ended September 30, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved, Chalk and Headed2 (net of cash acquired) of $31.2 million and our investment in capitalized product development costs of $33.3 million, purchases of property and equipment of $2.8 million and payment of a portion of our acquisition-related contingent consideration liability of $1.4 million.
Financing Activities
Net cash provided by financing activities of $101.3 million for the nine months ended September 30, 2023 was primarily related to the net proceeds from the July 2023 amendment to our First Lien Credit Agreement of $99.3 million and $20.0 million from our Revolving Credit Agreement, offset by payment of taxes related to the net settlement of equity awards of $1.5 million, repayment of $10.0 million on the Revolving Credit Agreement, payment of $0.3 million of debt issuance costs associated with the July 2023 amendment to our First Lien Credit Agreement and the scheduled repayment of our First Lien debt of $6.1 million.

Net cash provided by financing activities of $14.9 million for the nine months ended September 30, 2022 was primarily related to payment of taxes related to the net settlement of equity awards of $8.8 million, repayment of our Revolving Credit Agreement of $70.0 million, offset by the scheduled repayments of our First Lien debt of $5.8 million, offset by proceeds from our Revolving Credit Agreement of $70.0 million.
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

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022

Gross profit	$110,314	$92,647	$305,147	$263,870
Depreciation	153	263	567	803
Share-based compensation(1)	2,494	2,144	7,607	6,458
Restructuring(2)	(13)	1,223	524	3,325
Acquisition-related expense(3)	—	266	134	558
Amortization	16,355	14,576	48,069	42,266
Adjusted Gross Profit	$129,303	$111,119	$362,048	$317,280
% Gross Profit Margin(4)	60.6%	57.0%	59.2%	56.2%
% Adjusted Gross Profit Margin(5)	71.0%	68.4%	70.2%	67.6%

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
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(1,306)	$(3,917)	$(20,414)	$(24,495)
Add:
Amortization	31,523	29,680	93,447	87,409
Depreciation	820	1,114	2,560	3,710
Interest expense - net(1)	16,409	11,158	46,539	26,923
Income tax (benefit) expense	(3,475)	(811)	(5,244)	794
Share-based compensation	15,297	13,222	48,688	37,859
Management fees(2)	80	85	238	262
Restructuring(3)	308	1,523	2,592	11,706
Acquisition-related expense(4)	2,319	2,535	4,167	1,769
Other expense (income) due to tax rate change(5)	—	(2,342)	—	(2,342)
Adjusted EBITDA	$61,975	$52,247	$172,573	$143,595

Net loss margin(6)	(0.7)%	(2.4)%	(4.0)%	(5.2)%
Adjusted EBITDA margin(7)	34.0%	32.2%	33.5%	30.6%

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
(6)    Represents net loss as a percentage of revenue.
(7)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash used in operating activities	$220,390	$187,103	$127,651	$106,782
Purchases of property and equipment	(393)	(643)	(1,331)	(2,844)
Capitalized product development costs	(8,766)	(12,358)	(28,714)	(33,285)
Free Cash Flow	$211,231	$174,102	$97,606	$70,653

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of September 30, 2023, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio in the case of the First Lien including the Revolving Credit Agreement.
On September 30, 2023, we had an outstanding debt balance of $837.9 million related to our First Lien and $10.0 million outstanding under the Revolving Credit Agreement. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $8.4 million associated with our First Lien Credit Agreement and $0.1 million associated with our Revolving Credit Facility.

To date, we have not entered into any hedging arrangements with respect to interest rate risk or other derivative financial instruments.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Insider Trading Arrangements

On August 10, 2023, Eric Shander, the Company’s President and Chief Financial Officer, adopted a 10b5-1 trading plan, which is designed to be in effect until August 14, 2024. The aggregate number of shares of Class A common stock to be sold pursuant to Mr. Shander’s 10b5-1 plan is 61,025. Mr. Shander’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On September 26, 2023, Marcy Daniel, the Company’s former Chief Product Officer, terminated a 10b5-1 trading plan. Ms. Daniel’s 10b5-1 plan was originally adopted on May 26, 2023 and was designed to be in effect until March 28, 2024. The aggregate number of shares of Class A common stock to be sold pursuant to Ms. Daniel’s 10b5-1 plan was 17,000. Ms. Daniel’s 10b5-1 plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 6, 2023, David Armstrong resigned from his position as a member of the Company’s Board of Directors (the “Board”) and as a member of the Compensation and Nominating Committee on which he served, effective November 9, 2023. Mr. Armstrong’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Armstrong served on the Board as a designee of Onex (as defined below) under the terms of the Stockholders Agreement, dated as of July 27, 2021, by and among the Company, Onex Partners Manager LP (together with its affiliated investment entities, “Onex”), and VEP Group, LLC (together with its affiliated investment entities, “Vista”) (the “Stockholders Agreement”). Pursuant to the terms of the Stockholders Agreement, Onex has the right to designate a director to fill the vacancy created by Mr. Armstrong’s resignation, and Onex designated Zach Levitt to fill such vacancy.

On November 9, 2023, the Board appointed Zach Levitt to serve as a Class II director of the Company and as a member of the Compensation and Nomination Committee to fill the vacancy created by Mr. Armstrong’s resignation in accordance with the terms of the Stockholders Agreement. The term of the Company’s Class II directors, including Mr. Levitt, expires at the Annual Meeting of Shareholders to be held in 2026 or upon the election and qualification of successor directors.

As a director designated by Onex, Mr. Levitt will not receive compensation for his service on the Board. Except for the Stockholders Agreement described above, there are no arrangements or understandings pursuant to which Mr. Levitt was selected as a director. There are no family relationships between Mr. Levitt and any director or executive officer of the Company. Mr. Levitt has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Levitt will enter into an indemnification agreement with the Company in connection with his appointment to the Board, which will be in substantially the same form as that entered into with the other directors of the Company. The form of indemnification agreement, a copy of which is filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 and is incorporated herein by reference.

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

10.1
Incremental and Refinancing Amendment No. 6, dated as of October 12, 2023, by and among PowerSchool Holdings LLC (f/k/a Severin Holdings, LLC), Severin Acquisition, LLC, PeopleAdmin, LLC, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as the administrative agent, and the banks, financial institutions and other entities party thereto relating to the First Lien Credit Agreement, dated as of August 1, 2018 (as amended), among PowerSchool Holdings LLC (f/k/a Severin Holdings, LLC), Severin Acquisition, LLC, PeopleAdmin, LLC, certain Restricted Subsidiaries from time to time designated thereunder as Co-Borrowers, the several banks, financial institutions, institutional investors and other entities from time to time party thereto as Lenders and the Administrative Agent (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on October 12, 2023).

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

PowerSchool Holdings, Inc.

Date: November 9, 2023	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President & Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)