Form 10-K
period 2023-12-31
POWERSCHOOL HOLDINGS, INC.
filed 2024-03-01
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,099.6 million based on the closing sale price of the registrant’s common stock on that date.

The registrant had 202,593,355 shares of common stock, comprised of 164,939,296 shares of Class A common stock and 37,654,059 shares of Class B common stock, outstanding as of January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including those disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Part I
Item 1. Business
Our Mission

We power the education ecosystem with unified personalized solutions that help educators and students realize their full potential.

Company Overview

At PowerSchool, we believe in the simple truth that every student deserves the best opportunities in life. Unfortunately, because adoption of technology in education has lagged behind other sectors, K-12 schools and school districts, and ultimately their students and families, have yet to experience all the benefits from digital transformation. That’s why we seek to empower the education ecosystem with innovative technology that helps educators and students realize their potential, in their way. A digital transformation in education is currently under way, unleashing tremendous potential, surfacing insights, and driving efficiencies, and we believe all administrators, educators, and students are entitled to benefit from this advancement.

As a pioneer and the leading provider of cloud-based software to the K-12 education market, we provide a comprehensive platform of cloud solutions that deliver a broad range of mission-critical capabilities to K-12 organizations, including the core system of record used by districts and schools, student and teacher assessment tools, learning management systems, teacher hiring and retention solutions, and insights and analytics that leverage rich data and artificial intelligence (“AI”) to improve education outcomes. We serve more than 17,000 customers, including over 90 of the 100 largest districts by student enrollment in the United States, over 30 state-, province-, or territory-wide contracts in North America, and sell solutions in over 95 countries globally. Our solutions are embedded in school workflows and are used on a daily basis by teachers, students, administrators, and parents in schools and districts representing over 50 million students globally, over 80% of all K-12 students in the U.S. and Canada. Our cloud-based technology platform helps schools and districts efficiently manage state reporting and related compliance, special education, finance, human resources (“HR”), talent, communications, registration, attendance, funding, learning, instruction, grading, college and career readiness, assessments, and analytics in one place. Through our platform approach, we help our customers streamline operations, aggregate disparate data sets, and develop insights using predictive modelling and machine learning (“ML”). Our ability to transform information into actionable insights improves the efficiency of school operations, the quality of instruction delivered by teachers, and the pace of student growth, which we believe should have a profound effect on K-12 educational outcomes.

Our broad scale, engagement with all constituents in the K-12 education ecosystem, and single-sector focus has made us one of the most recognizable and trusted brands in the K-12 market. We achieved our leadership position by combining over twenty-five years of deep expertise with our vision to create innovative technologies that automate and streamline inefficient processes, aggregate critical data in central system of record systems, and utilize extensive data for insights that improve student outcomes. School districts have steadily increased investment in cloud-based software solutions, and we expect the adoption trend to accelerate as K-12 school districts realize the benefits of utilizing software and digitalizing their operational processes and systems.

Our customers include every major type of K-12 organization across a range of sizes. Our solutions are mission-critical and foster a high degree of customer loyalty, resulting in long-standing and stable customer relationships. PowerSchool has grown rapidly over the last several years and we plan to continue to deepen our relationships with existing customers by providing strong customer support, cross-selling incremental solutions, and unifying what has historically been a fragmented point solution technology environment for our customers.

Industry Background

K-12 education is an essential industry to society and one of the largest vertical end-markets in the global economy, representing the third highest discretionary spend category by the United States government in 2019. According to data from the National Center of Education Statistics and Statistics Canada, over $800 billion is spent each year on K-12 education in the United States and Canada, with approximately 61 million students enrolled in public and private K-12 institutions in 2020. The quality of our education system drives our quality of life and overall economic prosperity. The success of K-12 education depends upon a vibrant ecosystem of participants that includes students, parents, teachers, and administrators—each with their own needs, opportunities, and challenges.

Schools are undergoing a dynamic digital transformation through the adoption of cloud-based software that is helping to improve collaboration, data reliability, communication, and curricula, utilizing rich data and analytics to surface educational insights, and automating office operations. K-12 software spending includes instructional tools as well as non-instructional tools that track and analyze student performance, manage classroom activities, facilitate HR, and support enterprise resource planning while streamlining administrative functions. Districts and schools are increasingly seeking integrated cloud platforms due to the ease of accessibility, lower up-front investment, scaled and secure data practices, simplified implementation, and growing comfort with subscription-based models.

Real-time Data and Insights are Needed for District and Student Success

Students, parents, teachers, and administrators lack real-time information and comprehensive ways to view student, teacher, and operational data. Existing systems that manage student and teacher data are often paper-based, cumbersome, and have limited ability to effectively aggregate student performance information. In addition, full assessments of student capabilities typically occur during end-of-year final exams, at which point it is too late for teachers to address gaps in understanding. This summative data also does not provide educators with information about the underlying factors influencing or impeding learning, which is key to moving students forward. Without this data, schools struggle to provide parents with the appropriate level of transparency into their child’s performance. A 2021 study from Learning Heroes stated that 92% of parents believe their children are performing at or above their grade level in reading and math, while according to the Institute of Education Sciences only 50% of students actually are performing at or above their grade level. Our platform of products helps solve these challenges caused by lack of access to real-time, comprehensive data, providing insights to help educators and administrators drive district and student success.

Teachers and Administrators Lack Resources to Deliver Personalized Education

Students learn best when education is tailored to their individual needs, yet most of our education system is built on a one-size-fits-all pedagogy targeting the average student. Teachers, despite their best intentions, are often required to juggle several disparate solutions in the classroom for delivering instruction and managing students, resulting in a lack of time and information needed to address each child’s unique and changing needs. According to the Merrimack College 2022 Teacher Survey, only 46% of a teacher’s time is spent directly teaching students. Our suite offers teachers and administrators the information, insights, and time necessary to personalize instruction at an individual student level.

Widespread Teacher Shortages Will Have a Long-Term Impact on Educational Outcomes

One of the most profound issues impacting K-12 organizations is a long-term shortage in teachers. Substandard opportunities for professional development contribute to poor teacher retention rates and widespread teacher shortages. These shortages, along with budget constraints, are leading to substandard instruction and limiting the time and attention given to students. The COVID-19 pandemic exacerbated K-12 staffing problems, with the lowest public school employment levels since 2000, according to the Bureau of Labor Statistics. Recruiting, retaining, and training high quality teachers has become an imperative for school districts, many of which continue to rely on paper-based processes and lack the network to optimize talent management. In addition, the ability to find qualified substitute teachers has become more difficult, impacting districts’ abilities to manage absences and deliver consistent educational outcomes.

The K-12 Regulatory Environment is Highly Complex

Schools and districts are required to comply with growing volumes of local, state and federal regulations, many of which are directly tied to a school or district’s ability to access funding. The substantial level of investment required for vendors to create and continually adhere to K-12 compliance mandates makes software development very challenging. This limits and, in some cases, prevents the emergence of potentially novel technology, while preserving legacy point solutions and outdated, often manual or paper-based processes. Many schools and districts still rely on spreadsheets, home-grown platforms, and/or dozens of technology vendors with little integration between various tools, exacerbating the challenges teachers and administrators face.

Legacy, Compartmentalized K-12 Software Has Fallen Short

K-12 schools and districts have lagged other end-markets in terms of technology adoption. Most K-12 software was designed as point solutions Enterprise Resource Planning (“ERP”) systems, Learning Management Systems (“LMS”), Student Information Systems (“SIS”), assessment creation and management systems, etc., which fail to provide harmonized, integrated, secure, and accurate data that meet the needs of students, parents, teachers, and administrators. According to a survey conducted by Digital Promise in 2017, 74% of U.S. districts use more than 26 different technology products and only 33% of districts have integrated the majority of their technology tools. K-12 constituents are forced to navigate numerous fragmented platforms with information residing in disparate data silos. This has led to wasted time, lost productivity, and has limited the ability of schools and districts to use data to improve education outcomes. These fragmented legacy environments also leave districts vulnerable to data breaches, which cost districts ransom and elevated cyber insurance dollars as well as reduce instruction time from downed systems. Broad platforms that integrate, secure, and deliver holistic data have become a technology imperative to help districts understand trends at their schools and enable teachers to focus more on students, which we expect will drive improvement in critical indicators on which the U.S. is lagging:

•Based on ACT data, less than 45% of students are prepared for college-level math, science, or reading

•NCES data indicates that over 500,000 high school students drop out annually

•According to the Programme for International Student Assessment, Insights and Interpretations, published in 2018 the United States ranks 25th on the International Student Assessment average across math, reading and science

•According to K12 Security Information Exchange, between 2016 and 2022, there were 1,619 publicly disclosed cyberattacks on K-12 schools

K-12 Education is Being Reimagined

We believe the way teachers educate, students learn, and parents partner with schools is permanently changing. As technology solutions have improved and students have greater access to devices, schools and districts have embarked on their digital transformation. The COVID-19 pandemic forced stakeholders to accelerate this shift and test new methods of hybrid learning, which we believe has put a spotlight on the need for schools to modernize their software platforms and technology infrastructure. These secular trends are causing districts to rapidly move towards implementing cloud-based platforms capable of unifying the learning experience, information, engagement, and the core systems of record.

Shift to Data-Driven Education

We believe a data-driven approach to education is central to how students, teachers, parents, and administrators reinvent the K-12 education experience. Real-time collaboration and engagement, deep analytics, and rich information management are helping to fulfill the promise of digital transformation, workplace optimization, and elevating student success. There are several ways that data and analytics are transforming education, including:

•Integration. Districts have recognized the value of data in education and have generated volumes of it; unfortunately, this data is underutilized because it often sits in disparate silos and in incongruent formats. Without integrating systems of data generation, accumulation, and interpretation, the value of the data is materially diminished. Our platform integrates systems and data, and helps educators and administrators implement data-driven education initiatives.

•Actionable Insight. Actionable intelligence offers the ability to synthesize disparate data sets into reportable information. Using real-time data helps improve a range of processes including creating personalized education pathways using student achievement data, making investment decisions using data from ERP systems, and operating staffing and professional development programs using talent management solutions.

•Process Automation. School districts are modernizing and automating processes that have historically been done manually. Dynamic data models are increasingly being used to monitor processes, tasks, and decisions to increase efficiency and allow teachers to focus on activities that lead to better student outcomes and higher teacher satisfaction. According to a McKinsey & Company study, How Artificial Intelligence Will Impact K-12 Teachers, published January 2020, teachers spend approximately 13 hours per week on activities that could be automated using existing technology.

•Artificial Intelligence and Machine Learning. AI/ML is crucial to processing and analyzing data to provide novel insights such as identifying at-risk student before they fall too far behind, identifying staff retention risk areas, and optimizing district investments. According to IDC’s Spending Guide, published in 2019, education is among the top three opportunities for AI deployment. And the growth in generative AI technology has further expanded the opportunities for automating and personalizing education content, curriculum, processes, learning paths and insights, and feedback cycles.

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

Our Platform

Mission-Critical System of Record, Engagement, and Intelligence

Our platform provides a comprehensive suite of cloud solutions that deliver a broad range of mission-critical capabilities to K-12 organizations in over 95 countries globally. Foundational to our cloud applications is our market-leading SIS. Our SIS acts as the backbone of our K-12 customers, centralizing their student information and their processes that power core operations, while also supporting their annual state and local reporting needs. In addition to the SIS, we offer a full suite of mission-critical cloud solutions in 8 solution families that districts need to manage their operations, staff, and instruction: SIS, Enrollment, Communities, Communication, Insights, Classroom, Talent, and Administration. We also provide a rich set of analytic capabilities through our Insights solutions, consolidating and enabling visualization of data generated from our solutions as well as from third-party sources. Our platform is a comprehensive and unified suite of solution that connects the office, classroom, and home while bringing together students, parents, teachers, and administrators providing the following key benefits:

•Mission-Critical to District Funding and Compliance. Districts and schools must adhere to a myriad of constantly evolving federal and state-specific reporting requirements to receive a significant portion of their funding. These reports, data requirements, and submission guidelines vary state-to-state, and can be incredibly burdensome, oftentimes requiring dedicated functions within districts. Our compliance reporting solutions in SIS, Classroom-Special Programs, and Administration-eFinancePLUS (ERP) cover the ever-changing requirements of more than 50 U.S. states, territories, and Canadian provinces, providing more coverage for this mission-critical process than any other SIS vendor.

•Improves Productivity Through Automation and Simplification. Our Administration and Talent solutions are designed to simplify and digitally transform back-end ERP and HR operations. These solutions modernize finance and HR workflows within the district, including budgeting, financial reporting, procurement, teacher and employee hiring and records, onboarding, and staff development. Through automation of time-sensitive, manual processes such as filling temporary vacancies with substitute teachers and focusing on educator efficacy with solutions for professional learning and staff evaluation, these solutions help optimize a district’s operations and allow more time and focus to be spent on classroom instruction and improving educator retention.

•Provides Real-Time Insight, Transparency, and Visibility. Our Insights product family’s Connected Intelligence and Analytics solutions coalesce, integrate, secure, and analyze data across functional areas including the office, classroom, and home. This provides a holistic view from which all K-12 stakeholders can derive and automate real-time insight, feedback, reporting, notifications, and enhanced transparency. Educators and administrators use this visibility and data in a wide variety of ways, including to closely track and benchmark academic successes and gaps within different demographic groups in their districts, understand location-based enrollment trends to help project funding inflows and requirements, and leverage predictive analytics to identify at-risk students. Additionally, communities gain unique insight into performance at the local, district, and state level, which drives accountability for leadership.

•Enables Seamless Communication, Collaboration, and Engagement. The PowerSchool platform seamlessly connects all K-12 stakeholders. Teachers can manage the full instructional process while interacting digitally with students and their families inside and outside of the classroom. Parents get a holistic real-time view of their child’s schedule, grades, attendance, assignments, notifications, and fees via our single unified interface. Teachers can effectively manage their classrooms and deliver instruction through a fully digital platform, while fostering real-time collaboration with their students. And through our Communication solutions, we enable administrators to send district-wide mass notifications as well as enable family and teacher direct interaction via direct two-way messaging.

•Improves Education Outcomes. Our Company and our unified platform of products are centered around the goal of helping educators and students realize their potential. Whether we are freeing up teacher time with our SIS and Classroom solutions, empowering educators by driving parent and student engagement with our Communication and Communities solutions, or providing administrators the visibility and analytics they need with our Insights, Administration, and SIS solutions, our platform delivers the time, tools, and data our customers need to focus their energy on driving education outcomes rather than administrative tasks. We also equip educators with the tools and information needed to deliver personalized instruction to each student. For example, our Classroom-Personalized Learning solutions utilize AI/ML to provide dashboards that highlight achievement and learning gaps, generate high-quality standards-aligned digital content automatically and integrate it into daily curriculum, and automatically creates personalized education paths for students and their families based on their individual needs.

•Reduces Operational Costs. We provide an integrated suite of easy-to-use cloud-based software solutions that eliminate the need for disparate tools and related expenses associated with deploying, managing, and maintaining them on-premises. By digitally transforming high frequency workflows and automating manual processes, schools are able to dramatically reduce their operating expenses. For example, our Enrollment solutions supports the core online enrollment process by eliminating costly manual data entry and paperwork, reducing associated printing and mailing costs and reducing time spent by parents enrolling and re-enrolling their children each year.

Our Competitive Strengths

Our position as the leading cloud-based software platform for K-12 is built on the following competitive strengths:

•Market Leader in Cloud Solutions for K-12 Education. PowerSchool is widely recognized as the leading provider of cloud solutions for K-12 education, serving organizations representing over 80% of all K-12 students in the U.S. and Canada. Our products are broadly distributed and embedded within state and local school districts, serving over 90 of the 100 largest districts by student enrollment in the United States. This leading market presence has fueled brand recognition and a reputation associated with the highest-quality solutions, which we believe is difficult to replicate and supports new customer wins and solution cross-sales. It also helps drive broader adoption of our solutions by our large, loyal customer base.

•Unmatched System of Record and Breadth of Capabilities. We are the leading K-12 SIS provider in the world, reaching nearly 20 million students and spanning from state-, territory-, and province-level deployments to charter and private schools. This provides us with significant relevance to our customers and brand recognition in the market as opposed to competing SIS vendors. Our systems comprise the hub for core school operations, classroom instruction, and human capital management. We believe our platform represents the most complete suite of cloud solutions available in the market and our customers benefit from their deep integration, streamlined management, and a superior user experience.

•Dynamic Cloud Solutions Purpose-Built for K-12 Education. We have over two decades of experience delivering innovative cloud solutions to the K-12 industry. We work closely with our customers to ensure continuous improvement that closely aligns to their dynamically changing needs. For example, our solutions facilitate industry-specific reporting requirements mandated by local, state, and federal agencies that enable districts and schools to receive funding through our compliance reporting capabilities, which have been developed over decades and are supported by a team of approximately 120 individuals to build, maintain, and continuously update. Our singular focus on the K-12 end-market and our commitment to being at the forefront of technological innovation is a significant competitive differentiator. Our central goal is to use innovation and technology to solve complex problems specific to K-12 schools and their stakeholders.

•Highly Compelling Return on Investment. Our platform provides measurable benefits for K-12 stakeholders. We unify and secure disparate data sources, digitize manual, paper-based processes, and streamline workflows. Our solutions reduce the total cost of operations, facilitate improved decision making and allocation of budgets, and drive better teacher effectiveness and student outcomes. Our Classroom, Communication, and Communities solutions increase connectivity and engagement, driving a higher perception of value and branded recognition of PowerSchool solutions throughout the K-12 ecosystem of users, administrators, and stakeholders.

•Unique Data Asset, Analytics, and Insight. Our leading SIS is the most comprehensive system of record for student data— enrollment, grades, attendance, health, behavior, transcripts, report cards, and student fees. This acts as the hub from which rich analytics and unique student insight are derived. The data we aggregate, analyze, benchmark, and secure contributes to a myriad of decisions that impact the lives of students, including crucial district funding outcomes. With our Insights solutions, we actively use predictive analytics, machine learning, generative AI, and data modeling to provide deeper insights into student success, such as identifying students who are at-risk, automating personalized learning paths for students, analyzing graduation readiness, assessing college preparedness, and more.

•Culture Built Around our Intense Passion for Education. We are passionate about developing cloud solutions that help K-12 stakeholders reimagine the education experience. We believe it is critical to have a company culture that empowers its employees to challenge existing educational paradigms and drive change. We reinvest a significant portion of our revenues in research and development, product development, and technology innovation each year. We also direct time and resources to thought leadership activities that drive K-12 collaboration aimed at improving educational processes and outcomes. As many of our employees were former educators, we are deeply passionate about solving the challenges in K-12 education, in part because we have lived them firsthand. We are privileged to serve a market that impacts so many stakeholders, is foundational to our culture, and shapes our future.

Our Growth Strategies

We intend to extend our position as the leading provider of cloud software for the K-12 education market in North America by growing within this under penetrated market as well as expanding to markets outside of North America. The key components of our growth strategy are the following:

Cross-Sell to Our Existing Customers. We intend to leverage our track record of success with our existing customers by selling additional software across our platform and targeting new opportunities within these schools and districts. Most of our customers use only a portion of our overall suite, continuing to rely on disparate point solutions that do not capture the full benefits of an integrated cloud solution suite. We believe that as customers continue to appreciate the benefits of an integrated software platform, across student data, classroom learning, office functions, and talent management, they will increase the number of our solutions within our platform they buy from us over time. We expect this will drive incremental adoption across customers and attractive dollar net retention rates.

Expand Our Customer Base. The K-12 market is very large and under penetrated. We are uniquely positioned to grow as schools continue to digitally transform their operations and modernize their on-premise deployments in favor of modern cloud solutions. Our leading brand and efficient go-to-market strategy will also help drive referrals and growth in new customers. We believe we have the largest sales force in K-12 software and benefit from strong brand recognition, positive user experiences, and our ubiquity within schools and districts across the reference-driven U.S. and Canada markets. Many of our solutions are translatable and exportable to international markets, and we intend to continue investing in strategies to enhance our market position globally. These strategies include sales and marketing investments, product investments, M&A, and strategic partnerships. We may target both English-speaking and non-English speaking markets with various solutions from our platform. We believe this represents a long-term growth opportunity, in addition to our core North American market opportunity.

Unlock the Power of Data and AI. Producing data driven insights derived from our various platformed products has been a key focus over time. We have a data analytics solution that processes data across all aspects of student achievement to evaluate the impacts of demographics, educators, financial situation, and location. We also use benchmark data to both provide a more holistic view of student success and provide ML-based predictive analytics. Our solutions also employ various forms of AI that leverage this rich data to automate decisioning and planning, personalize learning roadmaps for students, generate time-saving efficiencies for teachers, and offer natural language chatbot assistants for each stakeholder in the K-12 ecosystem. In addition to these examples, we believe there are several other ways we can leverage our unique vertical data to continue to innovate.

Expand our Partnerships to Cultivate a Broader K-12 Ecosystem. Building symbiotic relationships with best-in-class providers across the K-12 industry and the broader technology ecosystem enables us to further enhance our cloud solutions, extend our reach, and provide more value to our customers. We collaborate closely with leaders in adjacent spaces that enhance our existing capabilities, driving further demand among new and existing users. As the core system of record, many innovative point solutions and apps seek to partner with us and integrate with our products. Our partnership ecosystem strategy involves providing go-to-market support, which can range from simple website promotion to reseller relationships and application programming interface (“API”) licensing for our partners. API licensing enables vendors to leverage our private API to create “plugins” that enable certain data flows and embedded experiences between their solutions and ours, primarily focused on PowerSchool SIS. This enhances functionality for our customers and constituents. For example, we partner with multiple K-12-focused payment processing and point-of-sale vendors to help provide an improved experience for parents and students managing student fees and remitting payment to schools. We frequently require annual fees from partners that increase based on the partner’s success in growing within our customer base.

Continue to Selectively Target Acquisitions. Since 2015, we have acquired and successfully integrated 18 businesses that are complementary to our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive ROI for our customers and stakeholders. Our position as the leading systems of record, engagement, and intelligence provides us with a unique vantage point to identify the most innovative companies serving the K-12 end market. We build partnerships and integrations with many providers in the broader ecosystem seeking to integrate with our products to gain access to critical data. Many of our acquisitions have come from our partner network, which has allowed us to minimize execution risk, simplify integration into our platform, and clarify synergy opportunities. We believe M&A is complementary to our product, go-to-market, and people strategies and intend to continue to pursue targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets.

Build Upon our Social Impact. The social impact of our cloud-based software platform continues to be a key priority. Under the Every Student Succeeds Act, school districts in the U.S. are required to differentiate instruction for each individual student to prepare them to succeed in college and careers. All districts face a mandate to invest in innovation to close the achievement gap as well as attain funding from federal frameworks. Our platform has become integral for school districts as teachers are empowered to spend more time directly interacting with their students and less time on office functions. Student engagement and performance data also enables teachers to drive more personalized impact for each student to achieve their full potential, in their way. Our commitment to improved student outcomes and equity in educational access informs all of our hiring, investment, and execution strategies.

Our Technology Offerings

Our suite of cloud solutions help K-12 districts and schools manage a broad set of mission-critical functions.

PowerSchool SIS

PowerSchool SIS is the mission-critical data backbone that powers K-12 operations. It serves as the hub for student data. The SIS simplifies reporting and improves compliance with student data mandates outlined by local, state, and federal guidelines. This ensures accurate and timely regulatory reporting required for districts to receive funding and is used by nearly every school constituent on a day-to-day basis. We are the leading K-12 SIS provider in the world, connecting nearly 20 million students and spanning from state level deployments to smaller charter and private school deployments. Schools and districts depend on our modern, easy-to-deploy SIS to improve daily operations, boost administration productivity, identify problem areas, and ensure funding with easy reporting. We provide a scalable SIS that covers all district and school administration needs, including registration, attendance, scheduling, federal and state compliance reporting, data management, faculty management, and emergency/medical and health management. Because of its wide-ranging impact on a district or school’s operations, the SIS can have a profound impact on securing essential funding, optimizing operations and resourcing, and ultimately improving student outcomes.

Features of our SIS include:

•System of Record. Our SIS serves as the source system of record of all student data—enrollment, grades, attendance, health, behavior, transcripts, report cards, discipline management, student fees, and more. In addition to being the source of record, the SIS is used as the hub for data that is leveraged by other systems used by stakeholders.

•Configurable, Adaptable Software. Our SIS can be easily deployed and tailored to fit districts’ and schools’ unique needs. Every layer of the PowerSchool SIS is extensible and can provide configuration in the user interface, data layer, and business logic. Alternatively, we offer hundreds of pre-built and ready-to-use configurations based on our experience with other districts and school boards.

•Real-Time Student Insights. Real-time insights into student attendance, behavioral trends, and key demographic information allow administrators and teachers to make informed decisions that lead to student growth.

•Cloud Hosted and Secure. Our dedicated security team and our solutions, whether deployed on private or public cloud, hybrid-cloud, or in a few cases on-premises, ensure district data is safe, secure, and always accessible. We adhere to the highest security standards, holding an ISO 27001 certification.

•Simplified Compliance Reporting. The federal, state, and local regulatory environment is complex and constantly evolving, making it critical for districts and schools that their compliance reporting framework is efficient and updated, to ensure maximum funding. We have invested over the course of the last 20 years in building, maintaining, and constantly updating our regulatory database and reporting capabilities that span across 44 U.S. states and 5 Canadian provinces, currently supported by a team of approximately 120 individuals. With student data securely and accurately captured in the SIS, our solution greatly simplifies state compliance reporting and empowers districts and boards to receive maximum funding.

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

•Family Engagement. Our SIS provides real-time access to attendance, assignments, grades, report cards, transcripts, and messages from teachers and school bulletins to students and their families from their phone, tablet, or computer via an online portal or our mobile app.

•PowerTeacher Pro Gradebook. Simplifies grading and tracking of student progress on traditional grades and standards mastery. Assignments, tests, and quizzes can all be graded online and shared with parents and students through the online portal in real-time.

PowerSchool Enrollment

Our Enrollment solutions are our end-to-end online enrollment software that supports the core registration and admission processes (e.g., lottery and school choice) for schools and districts. Enrollment works with other SIS providers, cutting costs and saving time by eliminating manual data entry and paperwork, and reducing unnecessary printing and mailing costs. Accurate and up-to-date enrollment data helps school administrators streamline compliance reporting and optimize resource allocation across learning, medical, and transportation needs.

Within our Enrollment family is our Ecollect solution, which brings all K-12 forms online, allowing users to create, edit, and share online forms and with direct connectivity to the PowerSchool SIS. Administrators can pull from a library of form templates or create their own forms and share forms with neighboring districts. PowerSchool Ecollect can be used for field trips, wellness surveys, e-learning consent forms, device tracking, permission slips, transportation requests, and parent-teacher conferences among several other uses.

These functions reduce cost and save time for both administrators and teachers, freeing up educator time and allowing greater investment in activities that directly contribute to learning.

PowerSchool Communities

Our Communities solutions are focused on helping educators, students, parents, and administrators get the most out of PowerSchool through a broader ecosystem of users, partners, and higher education institutions. With core solutions that facilitate students connecting their education learning path with their post-secondary life planning activities, students, families, and school counselors have a robust solution to deliver on the core mission of career and college readiness for education agencies.

Educators can connect to career opportunities and best practice resources through the broader PowerSchool community portal. Through Communities, PowerSchool provides:

•Naviance. The leading college, career, and life readiness solution, reaching nearly 40% of high school students in the U.S. Through Naviance, counselors help students prepare for life after high school through career discovery and assessments, counseling curriculum, course planning, and facilitating the college application process.

•Intersect. Innovative admissions solution with exclusive integration with Naviance that helps higher education institutions understand student interests and helps make personalized connections during the admission process.

•Software Partner Program. An exclusive collection of approximately 150 technology partners who we believe are critical to our mission of improving the education experience. Our program promotes the delivery of comprehensive solutions to all areas of management of a classroom, school, district, or state.

•PowerSchool Community Portal. A place for 600k+ administrators, educators, partners, parents, and students to get the most out of their PowerSchool products, allowing them to connect with peers and PowerSchool experts online.

PowerSchool Communication

Our Communication solutions are focused on empowering engagement and interaction between all stakeholders in the K-12 ecosystem. This includes various methods of messaging from district and teachers to their students and families. Multiple studies have shown that when parents become involved and engaged in their children’s education process their outcomes are strengthened. Our Communication solutions facilitate the educator to student and family interaction process:

•SchoolMessenger. A leading messaging suite that enables administrators to reach parents across voice, text, email, and social media. The tested and proven solution effectively supports mass communications, emergency alerts, and two-way classroom messaging that digitizes communications between students, parents, and teachers

•Attendance Intervention. An integrated communication engine that acts as a bridge between class and home through a fully integrated mobile app, giving parents notifications and transparency into students’ academic performance, attendance, assignments, schedules, and more. Automated attendance notifications help reduce chronic absenteeism and increase students’ ownership and accountability for their learning while parents are able to engage and work with teachers to better support their children’s academic progress.

Together, as of December 31, 2023, our SIS, Enrollment, Communities, and Communication solutions represented 53% of ARR and 52% of revenue.

PowerSchool Insights

PowerSchool Insights solutions are used to provide a holistic view of state, district, and school-level information. Harnessing the power of customers’ data using predictive modelling and ML, our Insights solutions deliver Data-as-a-Service (“DaaS”) data consolidation and real-time awareness, transparency and visibility of educational, operational, compliance, and talent trends.

Administrators use the data and insights to help identify at-risk students, drive better attendance, improve school engagement, analyze student assessment scoring, and monitor social and emotional well-being. Reporting tools and dashboards provide critical data access that enable educational leaders to make day-to-day decisions and help increase leadership effectiveness at the school and district level by delivering clear operational insights and helping administrators track, manage, and monitor all aspects of a school or district’s student, teachers, operations, and performance metrics. As our data engines continue to grow, our proprietary AI and ML capabilities strengthen, generating actionable insights and adaptive recommendations designed for personalized learning.

Our Insights solution family also includes our MTSS (Multi-Tiered System of Supports) product, which is relied upon by school districts as a framework for providing personalized support to at-risk students. Securely importing data from a school’s or district’s SIS, behavior management system, social emotional learning (SEL) system, and assessment solutions, MTSS helps educators support the needs of the whole child by identifying and tracking student risks and needs, executing and monitoring interventions, and reviewing the efficacy of the customers’ specific MTSS framework for continuous improvement without compromising student data privacy.

Also part of our Insights family is our Connected Intelligence solution, the first fully managed DaaS platform for K-12 schools. Connected Intelligence provides school districts and education agencies with a comprehensive, unified, global, fully managed, and secure data platform with advanced analytics capabilities. With Connected Intelligence, school districts retain sole ownership of their data and can easily and securely collaborate with internal stakeholders and external partners to gain new insights into their organization, increase educational success and equitable opportunities for all students, spend fewer resources managing data and storage, warehouse data securely in one place, and expand access to all data, including historic, current, future, and any third-party data sources.

PowerSchool Classroom

PowerSchool Classroom solutions combine best-in-class LMS, Formative Assessment, Special Programs, Behavior, and Curriculum Planning to uniquely offer a complete teaching and learning classroom solution that helps give teachers the time and information they need to support whole-child instruction. With the ability to connect with any SIS, it allows teachers to track a student’s learning, behavior, and academic performance in real-time across the educational journey. Valuable teacher time is saved by removing duplicative manual tasks that once plagued teaching: multiple logins, duplicate data entries, manual assignment management, and infrequent communication. PowerSchool Classroom solutions bring together the following solutions, facilitating seamless data flow between technology offerings:

•Schoology Learning. LMS built specifically for the K-12 market. As a leading LMS provider for K-12, Schoology makes it easy for students and teachers to access the following from one integrated platform: course management, curriculum management, communication and collaboration tools, integrated assessments, and actionable analytics. Teachers can see a complete view of a student’s performance and use information to develop strategies in order to address and eliminate instructional gaps through tailored instruction and personalized learning paths.

•Performance Matters Assessment. Assessment software for teachers to author and administer benchmark assessments, tests, and quizzes. Features include standardized assessment methods, scoring methods, and analytics. Teachers gain increased visibility into students’ learning progress to easily identify and resolve any learning issues while avoiding manual processes and saving time.

•Special Programs. Integrated case management system for students with special needs. The software facilitates the development and management of special education documents, including pre-referral, eligibility, individualized education plan, service documentation, state reporting, and data collection for Medicaid billing.

•Behavior Support. The only evidence-based (ESSA Level II) behavior management solution in the market, which helps educators more effectively manage social-emotional learning (SEL) and multi-tiered systems of support (MTSS) to help improve student well-being, school culture, and achieve more equitable outcomes.

•Gradebook. Software that simplifies grading and tracking of student progress on traditional grades and standards mastery within Schoology and PowerSchool SIS. Assignments, tests, and quizzes can all be graded online and shared with parents and students through the online portal in real-time.

Combined, Insights and Classroom solutions represent 25% of ARR and 26% of revenue as of December 31, 2023.

PowerSchool Talent

PowerSchool Talent solutions simplify HR operations by modernizing workflows through digitalization to enhance sourcing and retention of employees. Schools, districts and boards use our software to navigate the complete employee lifecycle, including: recruiting and hiring, onboarding and managing, and developing and retaining high-quality talent. Additionally, we serve more than 450 colleges and universities in Higher Education, primarily through a talent management and acquisition system purpose-built for Higher Education.

•Recruiting & Hiring. Expands schools’ hiring pool, helps identify strong candidates, and streamlines processes making recruiting easier. Includes advanced K-12 job boards for promoting job postings and diversifying candidate pools.

•Onboarding & Managing. Simplifies HR management with paperless processes and substitute teacher management software for continuous and undisrupted learning.

•Developing & Retaining. Supports teacher advancement with tailored professional learning and clear evaluations that promote collaboration.

PowerSchool Administration

PowerSchool Administration solutions are highly configurable end-to-end ERP systems designed to simplify the unique office needs of K-12 schools and districts and unlock staff productivity. Our ERP software provides administrators a single, integrated solution to simplify the management of school operations, bringing together finance, HR, and payroll allowing stakeholders to reduce cost and save time while more effectively allocating resources. Integrated HR and finance workflows enable schools and districts to easily process departmental requests across functional silos, from budget allocation to HR decisions and actual payments all out of one solution. Built specifically for K-12 environments, PowerSchool Administration solutions ensure schools and districts in more than 45 U.S. states and Canadian provinces stay in compliance with changing regulatory requirements by generating state-required reports and streamlining the management of teacher contracts, payroll, workflow, and student funding accounting.

Combined, Administration and Talent solutions represent 21% of ARR and 22% of revenue as of December 31, 2023.

Our Customers

PowerSchool serves the full spectrum of K-12 organizations, including state departments of education, public school districts of all sizes, charter schools, independent schools, virtual schools, and more. Within these organizations, our buyers include the following:

•Superintendents and other heads of schools responsible for all aspects of their K-12 organizations and constituents;

•Chief Information Officers and other IT leaders responsible for their organizations’ full IT portfolio, including infrastructure, software, hardware, and more;

•Chief Financial Officers, Chief Business Officers, and other financial and administrative leaders responsible for administrative functions and financial success;

•Chief HR Officers and other human resources leaders responsible for talent management and development; and

•Chief Academic Officers and other instructional and accountability leaders responsible for academic achievement, reporting, content, and curriculum;

As of December 31, 2023, we had 38 state- and province-wide contracts in place and partner with over 90 of the 100 largest U.S. districts by student enrollment, including the NYC Department of Education and the Los Angeles Unified School District. As of the same date, we served over 17,000 customers in over 95 countries representing over 50 million students, representative of over 80% of all students in the U.S. and Canada. Our largest customer accounted for less than 2% of revenue in the year ended December 31, 2023, and customers with greater than $0.5 million ARR represent 34% of ARR and 34% of revenue in the year ended December 31, 2023.

PowerSchool has a multi-channel approach to customer support that includes live channels where our customers can speak with our Technical Support Engineers and on-demand channels where customers can self-serve whenever they may need assistance. Our Technical Support Engineers go through extensive training to both learn our products as well as to build customer service skills and are available to assist our customers across all of our product lines. Technical Support Engineers deliver support to our customers via live chat, live phone, email, and our web portal. In addition to these channels, we have a robust customer community which is available to every customer, where they can help each other answer questions, research articles and how-to documents, and watch videos on product functionality. PowerSchool utilizes third-party support consultants in a staff augmentation approach during busy times of the year. These third- party consultants go through training to provide a consistent level of support to our customers and are used only on an as-needed basis.

Sales and Marketing

We have a sales and marketing organization of over 432 individuals as of December 31, 2023, that employs a two-pronged go-to-market approach, allowing us to efficiently sell to and serve the needs of K-12 organizations. This approach, combined with our status as the market leader with a strong reputation has allowed us to build an efficient, predictable sales model.

Our Account Management team services state-level educational entities, districts, and private and charter schools. This team is divided into Strategic Accounts, Enterprise Accounts, and Inside Sales sub-teams, which are respectively organized by customer geographic region and size. Our Account Management team is focused on acquiring new customers as well as upselling and cross-selling additional products into our broad customer base. These efforts include prospecting for new clients, driving new deals across state-wide, consortium, district, and private entities, while providing specialized sales attention to achieve higher penetration of PowerSchool solutions.

To complement our Account Management sales teams, we have a Solutions Sales team. The Solutions Sales team is comprised of product specialists across all the PowerSchool solutions, including SIS, Enrollment, Classroom, Talent, Insights, Communication, Communities, and Administration solutions, providing dedicated product knowledge and know-how for a focused sales dialog, including demonstrations and in-depth product reviews with prospects and existing customers.

Both of these teams are enabled by several supporting organizations:

•Solution Engineers responsible for technical sales functions, including, but not limited to, preparing and delivering product demonstrations;

•Sales Development Representatives responsible for outbound lead generation and inbound lead qualification;

•Sales Operations organization responsible for managing internal sales systems, processes, and targets;

•Sales Enablement organization responsible for new hire onboarding, continual product and sales skills training, and sales tools;

•Bids and Proposals organization for project management of inbound RFPs, RFIs, RFQs, and similar documents;

•Marketing organization with discrete functions for demand generation, solution marketing, corporate marketing and public relations; and

•Education Strategy and Government Relations organization, made up of former school and district administrators, responsible for presale consultation, thought leadership, change management, and sales opportunity support.

PowerSchool’s contracts typically have a three-year term with one-year rolling renewals, although we have many large contracts with terms that extend beyond three years. Customers are billed annually in advance, with a small number of customers billed semiannually, quarterly, or monthly. We experience predictable annual renewal cycles, with a meaningful portion of invoices for service periods beginning in July and September.

Competition

The overall market for K-12 software is highly competitive and fragmented. Due to the comprehensive nature of our platform, we compete with education-focused vertical software providers, such as Blackboard, Frontline Education, and Instructure, as well as horizontal enterprise software providers, such as Workday and SAP that offer solutions across multiple verticals.

The actual and potential competition in each of our key solutions is described below:

•Student Information System. PowerSchool plays in a large and fragmented SIS market in which most competitors are sub-scale and regional. Currently, we compete with other national SIS providers such as Infinite Campus, Edupoint, and Skyward.

•Communities. Our leading college and career readiness solution faces competition from other education-technology providers, including Xello, SCOIR, and other providers.

•Classroom. The market for classroom solutions is competitive. The main competitors for our Classroom solutions include systems offered by Instructure and Illuminate Education. In addition to the main competitors, Google and Microsoft have products, Google Classroom and Microsoft Teams, respectively, that serve the K-12 end-market. However, these products have limited features compared to a scalable district-wide LMS such as Schoology and often work alongside an LMS.

•Administration. Our leading K-12 ERP software competes with K-12 focused ERP systems offered by Tyler Technologies and Skyward. From time-to-time, we face competition from Oracle, SAP, and other horizontal providers when selling to the largest school districts in the U.S.

•Talent. Our Talent solutions faces competition from other education-technology and enterprise software providers, including Frontline Education, Eduphoria, and other small local providers.

•Communication. Our K-12 ecosystem engagement solutions competes with a fragmented environment, including solutions offered by Blackboard and Parent Square.

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

We believe that we compete favorably on the basis of these factors and that the significant compliance investment required for developing, marketing, and selling successful software solutions in the K-12 market may hinder new entrants that are unable to invest the necessary resources to develop and deploy software solutions with the same level of functionality, interoperability, and compliance as ours.

However, we recognize that many of our competitors may have adequate financial, technical, and other resources. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our space will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. While these new companies may bring new products to market, the K-12 education environment is slow to adopt unproven and untested products, making new company entrances difficult. We may also expand into new markets and encounter additional competitors in such markets.

Research and Development

Our research and development organization is focused on enhancing and integrating our solutions, advancing our data analytics and AI capabilities, and innovating in disruptive technologies, such as personalized education. Our success is based on long-term investments in innovative product development and compliance that have enabled us to establish a leadership position in the North America K-12 market and create long-term customer relationships.

Our research and development organization is comprised of teams based principally in the U.S. and India and focused on our various products and technologies that are designed to support our mission of helping K-12 organizations succeed with PowerSchool. We practice agile development methodologies that enable us to innovate at a rapid pace and at scale. As of December 31, 2023, our research and development team was comprised of approximately 1,165 employees, including product management and engineering personnel, which represents approximately 33% of our global employee base.

Intellectual Property

We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures, and restrictions provide only limited protection.

We have registered “PowerSchool” and the “PowerSchool” logo as trademarks in the United States and other jurisdictions. We have also registered numerous Internet domain names related to our business.

We enter into agreements with our employees, contractors, customers, partners, and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We cannot assure you that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop solutions and services that compete with ours. Moreover, others may independently develop technologies that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

Furthermore, effective patent, copyright, trademark, trade dress, and trade secret protection may not be available in every country in which our solutions are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Companies in the software industry or non-practicing entities may own large numbers of patents, copyrights, trademarks, and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation, or file suit against us based on allegations of infringement, misappropriation, or other violations of their intellectual property and proprietary rights.

Privacy and Government Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the Internet and in the education industry, many of which are still evolving and could be interpreted in ways that could harm our business. The manner in which existing laws and regulations will be applied to the Internet and education in general and how they will relate to our business in particular, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, financial aid, scholarships, student matriculation and recruitment, quality of solutions and services, and intellectual property ownership and infringement.

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

•The Family Educational Rights and Privacy Act (“FERPA”), which protects the privacy and restricts the disclosure of student information and generally prohibits an educational institution from disclosing personally identifiable information from a student’s education records without a parent’s consent if the student is younger than 18 years of age or the student’s consent if the student is 18 years of age or older.

Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union and legislation and compliance requirements in various jurisdictions around the world. Within the United States, certain states have enacted legislation that goes beyond any federal requirements relating to the collection of personally identifiable information from students. Examples include statutes adopted by the State of California and most other states that require online services to report certain breaches of the security of personal data; a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In addition, our business is subject to laws specific to students, such as the Delaware Higher Education Privacy Act and a California statute which restrict the access by post-secondary educational institutions of prospective students’ social media account information. Compliance levels include disclosures, consents, transfer restrictions, notice, and access provisions for which we may in the future need to build further infrastructure to further support.

We post our global privacy statement concerning the use and disclosure of student data on our website. Any failure by us to comply with our posted privacy statement, Federal Trade Commission requirements, or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations, and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress, various state legislative bodies, and legislative bodies in the regions where we operate regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results, and financial condition. We may be subject to legal liability for our online services.

We maintain content usage review systems that, through a combination of manual and automated blocks, monitor potentially infringing content of which we become aware. Nevertheless, claims may continue to be brought and threatened against us for negligence, intellectual property infringement, or other theories based on the nature and content of information, its origin, and its distribution, and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation, or our operations.

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

Human Capital Management

We recognize that attracting, motivating, and retaining passionate talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high- quality benefits and various health and wellness initiatives, and offer competitive compensation packages, promoting fairness in internal compensation practices.

As of December 31, 2023, we employed 3,563 people, of which 53% are based in the U.S. and the remainder in India and Canada. We are also engaged with approximately 441 contractors and consultants as of December 31, 2023. None of our employees are represented by a labor union. We have not experienced any work stoppages. We have high employee engagement and consider our current relationship with our employees to be good with 83% of our employees confirming that they would recommend PowerSchool as an employer through our Pulse Survey.

Talent and Career Development

We are a global, inclusive organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies. We are recognized as a company where employees can develop their careers. We measure our employee satisfaction quarterly through our Pulse Survey. The quarterly Pulse Survey is part of our Employee Engagement strategy to provide our employees with more opportunities to share their thoughts and recommendations as to ways to improve the employee experience. This Pulse survey allows our employees to tell us what they enjoy about their employee experience, mention areas where we may be able to improve, and confirm engagement. We partner with our employees via skip level meetings, talent connects, and stay interviews as a means to retain and develop our team.

We believe in empowering employees so that they can do the best work of their lives: we want everyone to be able do challenging and meaningful work in an environment where each employee can be heard, exchange ideas openly, learn new skills, and build lasting relationships. We offer a number of resources to eligible employees to help engage and develop our employees including access to an extensive library of courses, webinars, and instructor led training focused on professional, technical, and personal development, internal career development opportunities within and outside of the employee’s current organization, project experience, a formal mentor program, and education assistance for eligible employees.

Compensation and Benefits Programs

Our compensation programs are designed to recruit, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, bonus or commission plan, and equity awards tied to the value of our stock price. We also provide a range of health, savings, retirement, time-off, and wellness benefits for our employees, which vary based on local regulations and norms. Additionally, we have an internal recognition program that allows employees to recognize each other with an allotment of quarterly points. Employees can use those points to exchange for additional awards and is a fundamental part of PowerSchool’s commitment to peer-to-peer recognition.

Diversity, Equity, and Inclusion (“DE&I”)

We believe that having diverse teams working in an inclusive environment will help us achieve better business results across product innovation, customer experience, and employee success. We are committed to building an inclusive workforce and workplace for all PowerSchoolers, founded on the importance of feeling connected with a sense of belonging and allyship. Together, we can bring positive influence and joy, through passion and teamwork. At PowerSchool, we are united, with curiosity and passion, to celebrate, support, and encourage a diverse and inclusive workforce.

We are proud of our 11 Employee Resource Groups (“ERGs”) which are employee-led groups formed around common interests, common bonds, or similar backgrounds, such as gender, ethnicity, or affiliation, with a common goal, acting together for a specific purpose. PowerSchool aims to foster a positive environment by supporting the diversity of our workforce and creating inclusive groups that can continue to support and advocate for employees from a multitude of backgrounds.

Our Fusion team leads our DE&I efforts with a mission to create energy and connectivity. As the fusion of atoms form energy, PowerSchool’s Fusion team helps to unite our employees together with curiosity and passion to celebrate, support, and encourage an inclusive and diverse workforce.

Our Executive Leadership, Fusion, and Talent teams, along with our ERGs, are critical stakeholders in creating and driving our DE&I strategy. The role of our Executive Leadership Team (“ELT”) is to create meaningful DE&I goals and hold themselves and their teams accountable for accomplishing these goals, incorporate DE&I goals into strategic planning, and support DE&I initiatives, including providing Executive Sponsorship for ERGs and their initiatives. Our Fusion team develops PowerSchool’s DE&I strategy aligned with ELT goals and works with ERGs to ensure their strategies also align. The Fusion team champions the engagement and retention of under-represented and marginalized identities. PowerSchool’s ERGs foster community and support a culture of belonging for our diverse workforce while working with the Fusion team and ELT to identify opportunity areas to further our DE&I strategy. Our ERGs connect PowerSchool to our external community through social impact work and engagement. Our Talent teams, comprised of Talent Acquisition, Development, Management, and Employee Engagement and Communications, are critical stakeholders in driving our DE&I strategy including partnering with diverse recruiting sources, ensuring our Employer Branding Strategy aligns with PowerSchool’s DE&I mission, and that our postings and candidate experience fosters a sense of belonging, diversity, and inclusion. They also provide DE&I-focused training paths for our employees, report progress of department and company DE&I goals and identify areas of opportunity for ELT and Fusion.

Additionally, our Employee Engagement team also facilitates PowerPods that foster culture across all locations where PowerSchool has talent. We have 14 PowerPod locations across North America that are funded and recognized by our ELT and are critical to our culture, connectivity, inclusivity, and engagement for employees that are remote. These groups get together for social activity and outreach such as quarterly community events and volunteering, golfing, bowling, hiking, running, and more. They also come together for company-wide meetings so that PowerSchool can continually foster a culture of connectivity and community.

Engagement in our Communities

PowerSchool is dedicated to corporate responsibility and putting our values into action. We launched the PowerSchool Education Fund in July 2021. The fund is designed to address some of the most critical issues in K-12 education, including the national teacher shortage and diversity gap, as well as equitable access to technology and resources. The fund strives to:

•Provide grants to education students to cover most of the out-of-pocket costs for their state teacher certification

•Partner with universities to engage in innovative education research, advocacy, and thought leadership

•Provide funding to ensure equitable access to technology and education resources

•Close equity gaps across diverse student populations and in under-served communities

•Partner with innovative non-profits and mission-driven organizations to scale education social impact

We also partner with universities and professional organizations in areas where PowerSchool employees live and work to foster a sense of community, which is also inherently tied to our talent retention and brand strategy.

Available Information

We make available, free of charge through our website, www.investors.powerschool.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

The SEC also maintains a website (www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

The information included elsewhere in this Annual Report on Form 10-K should be considered and understood in the context of the following risk factors, which describe circumstances that may materially harm our future business, operating results, or financial condition. The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

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
•our ability to retain, hire, and integrate skilled personnel including our senior management team;
•our ability to develop, introduce, and market new and enhanced versions of our solutions to meet customer needs and expectations;
•our use of AI and our management thereof;
•our ability to scale our business and manage our expenses;
•the impact of adverse general and industry-specific economic and market conditions;
•risks related to the unavailability of additional U.S. federal government stimulus packages focused on educational initiatives following the COVID-19 pandemic;
•the impact of inflation, rising interest rates, and global conflicts, including disruptions in European economies as a result of the war in Ukraine; the Israel-Hamas war, the relationship between China and Taiwan and ongoing trade disputes between the United States and China
•risks to our revenue from changes in the spending policies or budget priorities for government funding of K-12 schools;
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
•our ability to maintain, enhance, and protect our brand;
•the impact of any catastrophic events;
•the seasonality of our sales and customer growth;
•the effects of interruptions or delays in services provided by our data centers or other third parties;
•risks associated with lawsuits by third parties for alleged infringement, misappropriation, or other violation of their intellectual property and proprietary rights;
•our ability to obtain, maintain, protect, and enforce intellectual property protection for our current and future solutions;
•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;
•the risks associated with indemnity provisions in some of our agreements;
•the risks related to our use of open source software in certain of our solutions;
•the impact of interruptions or performance problems associated with our technology or infrastructure;
•the impact of real or perceived errors, failures, or bugs in our solutions;
•risks related to incorrect or improper use of our solutions or our failure to properly train customers on how to utilize our solutions;
•our ability to offer high-quality support;
•our ability to predict and respond to rapidly evolving technological trends and our customers’ changing needs;

•the fact that our activities are and will continue to be subject to extensive government regulation;
•our ability to comply with privacy laws and regulations;
•risks related to changes in tax laws;
•the impact of export and import control laws and regulations;
•risk relating to non-compliance with anti-corruption, anti-bribery, and similar laws;
•risks related to future litigation;
•changes in privacy laws and regulations applicable to our business;
•our ability to comply with legal requirements, contractual obligations, and industry standards relating to security, data protection, and privacy;
•risk to our reputation and of liability from a failure to comply with a variety of complex procurement rules and regulations;
•our reliance on third-party software and intellectual property licenses;
•our ability to maintain proper and effective internal control over financial reporting; and
•our management team’s limited experience managing a public company; and
•the impact of variation in our quarterly operating results on the trading price of our stock.

Risks Related to Our Business and Strategy

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We recorded net losses of $39.1 million, $27.7 million, and $43.1 million in the years ended December 31, 2023, 2022, and 2021, respectively. We had accumulated deficit of $218.4 million, $187.3 million, and $165.0 million as of December 31, 2023, 2022, and 2021, respectively. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operational costs, and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenue is generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.

We have experienced significant revenue growth in recent periods. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•price our solutions effectively so that we are able to attract and retain customers without compromising our profitability;
•attract new customers, successfully deploy and implement our solutions, upsell or otherwise increase our existing customers’ use of our solutions, obtain customer renewals, and provide our customers with excellent customer support;
•adequately expand, train, integrate, and retain our sales force and other new employees, and maintain or increase our sales force’s productivity;
•enhance our information, training, and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and customers;
•improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
•successfully identify and enter into agreements with suitable acquisition targets, integrate any acquisitions and acquired technologies into our existing solutions or use them to develop new solutions;
•successfully introduce new solutions and enhance existing solutions;
•successfully introduce our solutions to new markets outside of the United States;
•successfully compete against larger companies and new market entrants; and

•increase awareness of our brand.

We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to invest in research and development and technology infrastructure, expand our operations globally, develop new solutions and enhancements for existing solutions, and as we grow and mature as a public company. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

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

We may also in the future face competition from new entrants to our market, some of whom would be able to invest massive resources (e.g., Microsoft, Amazon, or Google) to develop a unified platform that competes directly with ours or to acquire one or more of our competitors to compete with us. If existing or new companies develop or market solutions similar to ours, develop an entirely new software platform for the K-12 education sector, acquire one of our existing competitors, or form a strategic alliance with one of our competitors or other industry participants, our ability to compete effectively could be significantly impacted, which would have a material adverse effect on our business, results of operations, and financial condition.

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

Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically advanced than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

Acquisitions and divestitures could harm our business and operating results.

We have acquired in the past, and plan to acquire in the future, other businesses, solutions and technologies. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Building the PowerSchool Platform.” Acquisitions and divestitures involve significant risks and uncertainties, which include:

•Disruption of our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses and adversely impacting our business, financial condition, and operating results;
•Failure of an acquired business to further our business strategy;
•Uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies, and other synergies;
•Decrease in cash available for operations, stock repurchase programs, and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;
•Incurrence of amortization expense related to identifiable intangible assets acquired that could impact our operating results;
•Difficulty integrating the operations, systems, technologies, solutions, and personnel of acquired businesses effectively;
•The need to provide transition services in connection with a disposition, which may result in the diversion of resources and focus;
•Difficulty achieving expected business results due to a lack of experience in new markets, solutions, or technologies or the initial dependence on unfamiliar distribution partners or vendors;
•Retention and motivation of key personnel from acquired companies;
•Employee morale issues affecting employees of businesses that we acquire or dispose of, which may result from changes in compensation, changes in management, reporting relationships, future prospects, or the direction of the acquired or disposed business;
•Assumption of the liabilities of an acquired business, including acquired litigation-related liabilities and regulatory compliance issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;
•Lawsuits resulting from an acquisition or disposition;
•Maintenance of good relationships with customers or business partners of an acquired business or our own customers as a result of any integration of operations;
•Unidentified issues not discovered during the diligence process, including issues with the acquired or divested business’s intellectual property, solution quality, security, privacy practices, accounting practices, regulatory compliance, or legal contingencies;
•Maintenance or establishment of acceptable standards, controls, procedures, or policies with respect to an acquired business;
•Risks relating to the challenges and costs of closing a transaction, including, for example, obtaining shareholders’ approval where applicable, including from a majority of the minority shareholders, tendering shares under terms of the cash tender offer where applicable, and satisfaction of regulatory approvals, as well as completion of customary closing conditions for each transaction;
•The need to later divest acquired assets at a loss if an acquisition does not meet our expectations; and
•Entry into highly competitive markets in which we have no or limited direct prior experience and where competitors have stronger market positions.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. We could also acquire businesses or companies that offer solutions or services different than our current platform services, which could expose us to new areas of risk. In addition, acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.

We depend on our senior management team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Hardeep Gulati, is critical to our vision, strategic direction, culture, and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key-man insurance for Mr. Gulati or any other member of our senior management team. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

Our future success also depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, including in our sales and marketing personnel, SaaS operations personnel, professional services personnel, and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring necessary personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

We face competition for qualified individuals from numerous software and other technology companies. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, significant amounts of time and resources are required to train technical, sales, services, and other personnel. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, or we may be required to pay increased compensation in order to do so.

Our ability to expand geographically depends, in large part, on our ability to attract, retain, and integrate managers with the appropriate skills to lead local operations and employees. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our customers, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our customers, our reputation could suffer and our ability to attract new customers may be harmed.

Because of the technical nature of our solutions and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified technical, sales, services, and other personnel, as well as our contract workers, could harm our ability to generate sales or successfully develop new solutions and professional services and enhancements of existing solutions.

If we are unable to develop, introduce, and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to attract new customers and increase revenue from our existing customers depends, in part, on our continued ability to enhance the functionality of our existing solutions by developing, introducing, and marketing new and enhanced versions of our solutions that address the evolving needs of our customers and changing industry standards. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our solutions and services must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business.

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

If we fail to develop new solutions or enhancements to our existing solutions, our business could be adversely affected, especially if our competitors are able to introduce solutions with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards, and customer requirements and to successfully introduce new, enhanced, and competitive solutions to meet our customers’ and prospective customers’ needs on a timely basis.

We use and expect to continue to use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We use de-identified benchmark data to both provide a more holistic view of student success and provide ML-based predictive analytics. Our solutions also employ various forms of AI that allow customers to leverage their data to provide intelligent recommendations, automate repetitive tasks,, personalize learning roadmaps for students, generate time-saving efficiencies for teachers, and offer natural language chatbot assistants for each stakeholder in the K-12 ecosystem. In the future, we may develop additional solutions powered by AI and ML. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties, our business, financial condition, and results of operations may be adversely affected. In addition, the use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

New laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions we operate in may affect the use of our AI-powered solutions and expose us to government enforcement or civil suits. In Europe, on December 8, 2023, the Council of the E.U., European Parliament and European Commission reached provisional agreement on a revised draft of the AI Act which is currently expected to be enacted in early 2024. The current draft of the AI Act, if enacted, would establish a risk-based governance framework for regulating high-risk AI systems operating in the E.U. market. This framework would categorize AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable,” “high”,” “limited” or “minimal” risks. While the AI Act has not been enacted or enforced, there is a risk that our current or future AI-powered solutions or software may be categorized as “high” risk or “limited” risk, obligating us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. “High” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight and cybersecurity. Even if our AI systems are not categorized as “high” risk we may be subject to additional transparency and other obligations for “limited” or “minimal” risk AI system providers. The AI Act sets forth certain penalties, including fines of up to the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI systems or data governance, fines of up to the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of up to the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the E.U. and member state authorities. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations. As the legal and regulatory framework encompassing AI matures, it may result in increases in our operational and development expenses that impact our ability to earn revenue from or utilize any AI-powered solutions.

In addition, any material created by us using any generative AI tools may not be subject to intellectual property protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such material. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI-powered solutions and services.

As the utilization of AI becomes more prevalent, we anticipate that it will continue to present emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Adverse general and industry-specific economic and market conditions and reductions in IT spending may reduce demand for our solutions, which could harm our results of operations.

Our revenue, results of operations, and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of the current inflationary and interest rate environments and political and economic instability (including as a result of Russian actions in Ukraine, the Israel-Hamas war, and the relationship between China and Taiwan), and actual and potential shifts in U.S. and foreign trade, economic and other policies, and trade tensions between the United States and China, as well as other global events could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers delaying or canceling IT projects, choosing to focus on in-house development efforts or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms, defaulting on payments due on existing contracts, or not renewing at the end of existing contract terms. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations, and cash flows.

We benefited from the U.S. federal government’s stimulus packages focused on educational initiatives approved as a result of the COVID-19 pandemic; however, it is unlikely that additional funding will be approved, which may adversely affect our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic, the U.S. federal government approved certain fiscal stimulus packages, including $130 billion in funding to support a reopening plan for K-12 schools and $35 billion for public higher education institutions to assist in reopening efforts, such as distance learning programs, the implementation of safety protocols, and emergency financial assistance. Even though these government-funded benefit programs and stimulus packages had a positive effect on the demand for our platform, it is unlikely that further programs or stimulus packages will be adopted in as a result of the end of the COVID-19 pandemic.

We could lose revenue if there are changes in the spending policies or budget priorities for government funding of K-12 schools.

A substantial portion of our revenue is derived from sales to K-12 schools, with less than 10% coming from higher education institutions, which are heavily dependent on federal, state, and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities, or general reductions in funding could reduce or delay our revenue. Funding difficulties experienced by schools, which were exacerbated by the impacts of the COVID-19 pandemic and state budget deficits, could also slow or reduce purchases, which in turn could materially harm our business.

Our business may be adversely affected by changes in state educational funding, resulting from changes in legislation, both at the federal and state levels, changes in the state procurement process, changes in government leadership, declines in K-12 school enrollment, emergence of other priorities, and changes in the condition of the local, state, or U.S. economy. Moreover, future reductions in federal funding and the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in a decrease in educational funding. Any decreased funding for schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.

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

We provide our solutions to state and local government entities and to a lesser extent federal government agencies, and heavily regulated organizations in the U.S. and in foreign jurisdictions; as a result, we face risks related to the procurement process and budget decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.

We sell our solutions and provide limited services to a number of state and local government entities and, in limited instances, the U.S. government. We additionally have customers who operate in heavily-regulated organizations who procure our software solutions and we have made, and may continue to make, significant investments to support future sales opportunities in these sectors. Doing business with government entities presents a variety of risks. Among other risks, the procurement process for governments and their agencies is highly competitive, can be time-consuming, requires us to incur significant up-front time and expense, and subjects us to additional compliance risks and costs, without any assurance that we will win a contract. Beyond this, demand for our solutions and services may be impacted by public sector budgetary cycles and funding availability, and reduced or delayed funding in any given fiscal cycle, including in connection with an extended federal government shutdown, which could adversely impact demand for our solutions and services. In addition, public sector and heavily-regulated customers may have contractual, statutory, or regulatory rights to terminate current contracts with us for convenience or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for solutions or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative solutions or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier equal opportunity and affirmative action policies, and other terms that are particular to government contracts, such as termination rights. Federal, state, and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines and suspensions, or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting also apply to our doing business with these entities, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market.

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

A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and enhance our existing solutions to address additional applications and markets. For the year ended December 31, 2023, our research and development expense was approximately 15% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solutions we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.

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

The sales cycle between our initial contact with a potential client and the signing of a subscription with that client typically ranges from 3 to 18 months. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:
•clients’ budgetary constraints and priorities; the timing of our clients’ budget cycles;
•the need by some clients for lengthy evaluations that often include both their administrators and governing boards; and
•the length and timing of clients’ approval processes.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margin percentages, all of which would harm our results of operations.

Some of our customers include state-level agencies and North America’s largest school districts. These customers have significant bargaining power when negotiating new SaaS arrangements or renewals of existing agreements, and have the ability to buy similar solutions from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the solutions we sell to them. We have been required to, and may continue to be required to, reduce the average selling price of our solutions in response to these pressures. These customers may also require us to implement their purchased solutions on an expedited basis. If we are unable to implement our solutions to our customers satisfaction or avoid reducing our average selling prices and gross margin percentages, our results of operations would be harmed.

We may need to change our pricing models to compete successfully.

The intense competition we face in the sales of our solutions and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or services or develop solutions that the marketplace considers more valuable than ours, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings. We also must determine the appropriate price of our offerings and services to enable us to compete effectively internationally. Our prices may also change because of discounts, a change in our mix of solutions toward subscription, enterprise-wide licensing arrangements, bundling of solutions, features and functionality by us or our competitors, potential changes in our pricing, anticipation of the introduction of new solutions, or promotional programs for customers.

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

If we fail to maintain, enhance, or protect our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.

We believe that maintaining, enhancing, and protecting our brand is critical to support the marketing and sale of our existing and future solutions to new customers and expand sales of our solutions to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining, enhancing, and protecting our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable solutions that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our solutions and solution capabilities from competitive products, and our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote, maintain, or protect our brand, our business, financial condition, and results of operations may suffer.

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

We generally expect these seasonal trends to continue tracking the school year and academic calendar in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics. Seasonality may cause our sales and customer growth to vary from quarter-to-quarter depending on the variability in the volume and timing of sales and renewals. These factors, among other things, make forecasting more difficult and may adversely affect our ability to predict financial results accurately, which could result in volatility or adversely affect the market price of our Class A common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

We rely, in part, on channel partners for the sale and distribution of certain of our products. Failure to deliver on the service level agreements with our channel partners, a decrease in revenues from certain of these channel partners, or any failure in our channel strategy could adversely affect our business.

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

We anticipate that we will continue to depend on relationships with third parties, such as our channel partners and system integrators, to sell, market, and deploy our products. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If our channel partners do not effectively sell, market, or deploy our products, choose to promote our competitors’ products, or otherwise fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our products. We rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. Moreover, if we experience any failures to meet the stated service level commitments in our channel partner agreements, our business may be negatively impacted. Overall, if we are unsuccessful in establishing or maintaining our channel partners and system integrators, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

Our billing and collections processing activities are complex and time-consuming, and any delay in transmitting and collecting payment could have an adverse effect on our future revenue.

Billing for our solutions is complex, time-consuming, and expensive. Depending on the billing arrangement and applicable law, we often bill various entities within a school district, all of which may have different billing requirements. In addition, because many of our customers are educational institutions and provide fundamental services, it is not possible to cease service when bills are not paid which limits our collection methods. These factors create increased risk in our collection efforts, including long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, financial condition, and results of operations.

Risks Related to our Intellectual Property Rights and our Technology

Disruptions, capacity limitations, or interference with our use of the data centers operated by third-party providers that host our cloud services, including, but not limited to Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”), could result in delays or outages of our cloud service and harm our business.

We currently host our cloud service from third-party data center facilities operated by Amazon, AWS, and Microsoft, Azure, from several global locations. Any damage to, failure of, or interference with our cloud service that is hosted using AWS and Azure, or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team, and we need to support version control, changes in cloud software parameters, and the evolution of our solutions, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our customers’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Many of our customer agreements contain contractual service level commitments to maintain specified service levels for our cloud services, and if we, Amazon and Microsoft, or any other third-party data center facilities that we may utilize fail to meet these service level commitments, we may have to issue credits to these customers, which could adversely affect our operations. Impairment of, or interruptions in, our cloud services may reduce our subscription revenue, subject us to claims and litigation, cause our customers to terminate their subscriptions, and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new customers, or expand the usage of existing customers, which could adversely affect our business, financial condition, and results of operations.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to cyberattacks, computer viruses, ransomware, disabling devices, break-ins, sabotage, intentional criminal acts, acts of vandalism, and similar misconduct and to adverse events caused by operator error. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, war, or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

In the event that any of our agreements with our third-party service providers are terminated, there is a lapse or elimination of any services or features that we utilize or there is an interruption of connectivity or damage to facilities, whether due to actions outside of our control or otherwise, we could experience interruptions or delays in customer access to our platform and incur significant expense in developing, identifying, obtaining, and/or integrating replacement services, which may not be available on commercially reasonable terms or at all, and which would adversely affect our business, financial condition, and results of operations.

We may be sued by third parties for alleged infringement, misappropriation, or other violation of their intellectual property and proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, on our ability to develop and commercialize our solutions without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of others. From time to time, our competitors or other third parties have claimed and in the future could claim that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, we have been and in the future may become subject to intellectual property disputes and we may be found to be infringing, misappropriating, or otherwise violating such rights. A claim may also be made relating to technology that we acquire or license from third parties.

We may be unaware of the intellectual property or proprietary rights of others that may cover some or all of our solutions. Regardless of merit, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, costs and/or ongoing royalty payments, prevent us from offering our solutions, require us to obtain a license, which may not be available on commercially reasonable terms or at all, require us to re-design our solutions, which could by costly, time-consuming, or impossible, or require that we comply with other unfavorable terms. If any of our customers are sued, we would in general be required to defend and/or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our solutions to make them non-infringing, we might have to refund a portion of license fees prepaid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future solution sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property and proprietary rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our solutions or otherwise cause us reputational harm.

We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve non-practicing entities, patent holding companies, or other adverse patent owners. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations.

If we are unable to obtain, maintain, protect, or enforce our intellectual property and proprietary rights, our competitive position could be harmed or we could be required to incur significant expenses.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including proprietary technology. We establish and protect our intellectual property and proprietary rights, including our proprietary information and technology through a combination of licensing agreements, third-party nondisclosure agreements, confidentiality procedures, and other contractual provisions, as well as through patent, trademark, trade dress, copyright, trade secret, and other intellectual property laws in the United States and similar laws in other countries. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property and proprietary rights may be inadequate. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering, accessing, or otherwise obtaining and using our technology, intellectual property, or proprietary rights or solutions without our permission. The laws of some foreign countries, including countries in which our solutions are sold, may not be as protective of intellectual property and proprietary rights as those in the United States, and mechanisms for enforcement of intellectual property and proprietary rights may be inadequate. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our intellectual property and proprietary rights. In each case, our ability to compete could be significantly impaired.

In addition, third parties may seek to challenge, invalidate, or circumvent our patents, trademarks, copyrights, trade secrets, or other intellectual property and proprietary rights, or any applications for any of the foregoing, including through administrative processes such as re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The legal standards relating to the validity, enforceability, and scope of protection of intellectual property and proprietary rights are uncertain and still evolving. There can be no assurance that our patent applications will result in issued patents or whether the examination process will require us to narrow the scope of the claims sought. In addition, our issued patents, and any patents issued from our pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, may be successfully challenged, invalidated, or circumvented by third parties, or may not prove to be enforceable in actions brought against alleged infringers. The value of our intellectual property and proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation, or other violation of our intellectual property and proprietary rights against third parties. Any such action may be time-consuming and could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action, even when our rights have been infringed, misappropriated, or otherwise violated. Further, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property and proprietary rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property and proprietary rights.

Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property and proprietary rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property and proprietary rights. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including customers and third-party service providers, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

If our security measures or those of our third-party service providers are breached or fail and result in unauthorized disclosure of data, we could lose school clients, fail to attract new school clients, and be exposed to protracted and costly litigation as a result of the harm to a student’s wellbeing or other damages.

Our platform and solutions store and transmit proprietary and confidential school, student, and company information, which may include personal information of students, prospective students, faculty, and employees, that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our platform and computer systems, including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, phishing attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform and our school clients’ offerings. Although we devote significant resources to prevent unwanted intrusions and to protect our systems and data, whether such data is housed internally or by external third parties, the techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Cyber threat actors are becoming more sophisticated and coordinated in their attempts to access information technology (IT) systems and data. While we have implemented certain safeguards and processes to thwart unwanted intrusions and to protect the data in our platform and computer systems, whether housed internally or externally by third parties, such safeguards and the cybersecurity measures taken by our third-party service providers may be unable to anticipate, detect, or prevent all attempts to compromise our platform and systems. We and certain of our third-party service providers have experienced and may continue to experience cyber incidents of varying degrees and type in the conduct of our business. Although such incidents did not have a material adverse effect on our operating results in 2023, there can be no assurance of a similar result in the future. If our security measures are breached or fail as a result of third-party action, user error, malfeasance or otherwise, it could result in the loss or misuse of proprietary and confidential school, student (including prospective student), employee, and company information, or harm the safety, wellbeing, or academic outcomes of students, all of which could subject us to significant liability, or interrupt our business, potentially over an extended period of time. For example, data breaches or failures could result in a student’s grades being misreported on that student’s transcripts, which could negatively affect students’ emotional health and educational and career prospects.

Any or all of these issues could harm our reputation, adversely affect our ability to attract new school clients and students, cause existing school clients to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or existing students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines, or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective school clients or students. In addition, our insurance coverage may not be adequate to cover costs, expenses, and losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

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

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation, or other violation of intellectual property rights, data protection, and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or solutions as a result of any such claims. Any dispute with a customer or other third-party with respect to such obligations could have adverse effects on our relationship with such customer or other third-party and other existing or prospective customers, reduce demand for our solutions and services, and adversely affect our business, financial conditions, and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

Our use of open source software could impose limitations on our ability to commercialize our solutions or subject us to litigation or other actions.

Our software contains solutions licensed for use from third-party authors under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violation claims or the quality of the code. Some open source licenses contain requirements that we make available the source code of modifications or derivative works we create based upon, incorporating or using the type of open source software we use and that we license such modifications or derivative works under the terms of the applicable open source licenses. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, subject to significant damages, enjoined from the sale of our proprietary solutions and required to comply with onerous conditions or restrictions on our proprietary solutions, any of which could be disruptive to our business.

Moreover, if we combine our proprietary solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary solutions to the public or offer our solutions to users at no cost. This could allow our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of sales for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation.

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such an event, we could be required to seek licenses from third parties in order to continue offering our solutions, re-engineer our solutions, discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, or make generally available, in source code form, all or a portion of our proprietary source code, any of which could materially and adversely affect our business and operating results.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.

Our continued growth depends on the ability of our existing and potential customers to access our solutions and applications 24 hours a day, seven days a week, without interruption or degradation of performance. We have and, in the future may experience disruptions, outages and other performance problems with our infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, service interruptions from our hosting or technology partners, human or software errors, capacity constraints, distributed denial of service attacks, or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order. We may not be able to maintain the level of service uptime and performance required by our customers or our contractual commitments, especially during peak usage times and as our solutions become more complex and our user traffic increases. If any of our solutions malfunction or if our customers are unable to access our solutions or deploy them within a reasonable amount of time, or at all, our business would be harmed. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted access to our solutions and have a low tolerance for interruptions of any duration. Since our customers use our solutions to assist in necessary business and service interactions and to support customer and client-facing applications, any outage on our solutions would impair the ability of our customers to operate their businesses and provide necessary services, which would negatively impact our brand, reputation, and customer satisfaction.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to obtain subscription renewals from existing customers, impair our ability to grow our customer base, result in the expenditure of significant financial, technical, and engineering resources, subject us to financial penalties and liabilities under our service level agreements, and otherwise could adversely affect our business, results of operations, and financial condition.

Failures in internet infrastructure or interference with broadband or wireless access could cause current or potential customers to believe that our solutions are unreliable, leading these customers to switch to our competitors or to avoid using our solutions, which could negatively impact our revenue or harm our opportunities for customer growth.

Our solutions depend in part on our customers’ high-speed broadband or wireless access to the internet. Increasing numbers of customers and bandwidth requirements may degrade the performance of our solutions due to capacity constraints and other internet infrastructure limitations, and additional network capacity to maintain adequate data transmission speeds may be unavailable or unacceptably expensive. If adequate capacity is not available to us, our solutions may be unable to achieve or maintain sufficient data transmission, reliability, or performance. In addition, if internet service providers and other third parties providing internet services, including incumbent phone companies, cable companies, and wireless companies, have outages or suffer deterioration in their quality of service, our customers may not have access to or may experience a decrease in the quality of our solutions. These providers may take measures that block, degrade, disrupt, or increase the cost of customer access to our solutions. Any of these disruptions to data transmission could lead customers to switch to our competitors or avoid using our solutions, which could negatively impact our revenue or harm our opportunities for growth.

Real or perceived errors, failures, or bugs in our solutions, hosting, support, or implementation could adversely affect our business, results of operations, financial condition, and growth prospects.

Our solutions are complex, and therefore, undetected errors, failures, bugs, or defects may be present in our solutions, or occur in the future in our solutions, our technology or software, or technology or software we license in from third parties, including open source software, especially when updates or new solutions are released. Such software and technology is used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom and third-party applications and equipment, and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology is deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs, or defects may not be found until our customers use our solutions. Real or perceived errors, failures, bugs, or defects in our solutions could result in negative publicity, potentially harm the safety, wellbeing, and academic outcomes of students, cause a loss of or delay in market acceptance of our solutions and harm to our brand, weaken our competitive position, result in claims by customers for losses sustained by them, or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in our solutions could also impair our ability to attract new customers, retain existing customers, or expand their use of our solutions, which would adversely affect our business, results of operations, and financial condition.

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

Organizations are increasingly subject to a wide variety of attacks on their networks, systems, and endpoints. If any of our customers experiences a successful third-party cyberattack on our solutions, such customer could be dissatisfied with our solutions, regardless of whether theft of any of such customer’s data occurred in such attack. Additionally, if customers fail to adequately deploy protection measures or update our solutions, customers and the public may erroneously believe that our solutions are especially susceptible to cyberattacks. Real or perceived security breaches against our solutions could cause disruption or damage to our customers’ networks or other negative consequences and could result in negative publicity to us, damage to our reputation, lead to other customer relations issues, potentially harm the safety and wellbeing of students, and adversely affect our revenue and results of operations. We may also be subject to liability claims for damages related to real or perceived errors, failures, bugs or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and results of operations. Finally, since some our customers use our solutions for compliance reasons, any errors, failures, bugs, defects, disruptions in service, or other performance problems with our solutions may damage our customers’ business and could hurt our reputation.

Incorrect or improper use of our solutions or our failure to properly train customers on how to utilize our solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our solutions are complex and are used in a wide variety of school environments. The proper use of our solutions requires training of the customer and end user. If our solutions are not used correctly or as intended, inadequate performance may result. Because our customers rely on our solutions, services, and maintenance support to manage a wide range of operations, the incorrect or improper use of our solutions, our failure to properly train customers on how to efficiently and effectively use our solutions, or our failure to properly provide maintenance services to our customers may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our solutions.

In addition, if there is substantial turnover of customer personnel responsible for use of our solutions, or if customer personnel are not well trained in the use of our solutions, customers may defer the implementation of our solutions, may use them in a more limited manner than originally anticipated, or may not use them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our solutions, our ability to make additional sales may be substantially limited.

If we fail to offer high-quality support, our business and reputation could suffer.

Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our solutions provide. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. Many of our large customers have complex networks and require high levels of focused support, including premium support offerings, to fully realize the benefits of our solutions. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel, and our network of channel partners and system integrators to provide personalized account management and customer service. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large customers.

Furthermore, as we sell our solutions internationally, our support organization faces additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, business, financial condition, and results of operations, and adversely affect our ability to sell our solutions to existing and prospective customers. The importance of high-quality customer support will increase as we expand our business and pursue new customers.

We may not be able to respond to rapid technological changes with new solution and service offerings. If we fail to predict and respond rapidly to evolving technological trends and our customers’ changing needs, we may not be able to remain competitive.

Our market is characterized by rapid technological change, changing customer needs, frequent new software solution introductions, and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards and products could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated solutions and services that keep pace with these and other technological developments that address the increasingly sophisticated needs of our customers or that meet new industry standards or interoperate with new or updated operating systems and hardware devices. We may also fail to adequately anticipate and prepare for the commercialization of emerging technologies and the development of new markets and applications for our technology and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets. Our customers require that our solutions effectively identify and respond to these challenges on a timely basis without disrupting the performance of our customers’ IT systems or interrupting their operations. As a result, we must continually modify and improve our offerings in response to these changes on a timely basis. If we are unable to evolve our solutions in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in our markets could be materially adversely affected.

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
•Delays in releasing new solutions or enhancements to the market;
•The failure to accurately predict market or customer demands;
•Defects, errors, or failures in the design or performance of our new solutions or solution enhancements;
•Negative publicity about the performance or effectiveness of our solutions;
•The introduction or anticipated introduction of competing solutions by our competitors; and
•The perceived value of our solutions or enhancements relative to their cost.

Our competitors, particularly those with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our solutions and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance.

We rely on third-party software and intellectual property licenses.

Our solutions include software and other intellectual property and proprietary rights licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our solutions. We have the expectation, based on experience and standard industry practice, that such licenses generally can be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on commercially reasonable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could have a material adverse effect on our business, operating results, and financial conditions. In any such case, we may be required to seek licenses to other software or intellectual property or proprietary rights from other parties and re-design our solutions to function with such technology, or develop replacement technology ourselves, which could result in increased costs and solution delays. We may also be forced to limit the features available in our current or future solutions. Moreover, incorporating intellectual property or proprietary rights licensed from third parties on a nonexclusive basis in our solutions, including our software could limit our ability to protect our intellectual property and proprietary rights in our solutions and our ability to restrict third parties from developing similar or competitive technology using the same third-party intellectual property or proprietary rights.

Risks Related to Laws and Regulation

Government regulation of education and student information is evolving, and unfavorable developments could have an adverse effect on our results of operations.

We are subject to regulations and laws specific to the education sector because we offer our solutions and services to students, collect data from students, and offer education and training. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union (the “EU”), and legislation and compliance requirements in various jurisdictions around the world. Within the United States, certain states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. Examples include statutes adopted by the State of California and most other states that require online services to report certain breaches of the security of personal data and a California statute that requires companies to provide choice to California customers about whether their personal data is disclosed to direct marketers or to report to California customers when their personal data has been disclosed to direct marketers. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in student registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations, and financial condition.

Our business may also be subject to laws specific to students, such as FERPA, the Delaware Higher Education Privacy Act, and a California statute which restricts the access by post-secondary educational institutions of prospective students’ social media account information. Compliance requirements include obtaining government licenses, disclosures, consents, transfer restrictions, notice, and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or our acquired companies prior to our acquisition thereof have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state, and foreign agencies becomes more likely. For example, California adopted the Student Online Personal Information Protection Act which prohibits operators of online services used for K-12 school purposes from using or sharing student personal information and Colorado adopted House Bill 16-1423 designed to protect the use of student personal data in elementary and secondary school. These acts do not apply to general audience Internet websites but it is not clear how these acts will be interpreted and the breadth of services that will be restricted by them. Other states may adopt similar statutes. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibits the preparation or sale of material that should reasonably be known will be submitted for academic credit. These statutes are directed at enterprises selling term papers, theses, dissertations, and the like, which we do not offer, and were not designed for services like ours which are designed to help students understand the relevant subject matter. Although we will continue to work with academic institutions to enforce our honor code and otherwise discourage students from misusing our services, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content and learning programs that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs, and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our results of operations.

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

In addition, the public schools we contract with are financed with government funding from federal, state, and local taxpayers. Our business may be adversely affected by changes in tax laws, statutes, rules, regulations, or ordinances or by diminished tax revenues which could lead to significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs. Any decreased funding for schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.

We are subject to export controls and economic sanctions laws, and our customers and channel partners are subject to import controls that could subject us to liability if we are not in full compliance with applicable laws.

Certain of our solutions are subject to U.S. export controls and we would be permitted to export such solutions to certain countries outside the U.S. only by first obtaining an export license from the U.S. government, or by utilizing an existing export license exception, or after clearing U.S. government agency review. Obtaining the necessary export license or accomplishing a U.S. government review for a particular export may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions, including economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, prohibit the sale or supply of our solutions and services to U.S. embargoed or sanctioned countries, regions, governments, persons, and entities.

Although we take precautions to prevent our solutions from being provided in violation of U.S. export control and economic sanctions laws, our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws. If we were to fail to comply with U.S. export law requirements, U.S. customs regulations, U.S. economic sanctions, or other applicable U.S. laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. U.S. export controls, sanctions, and regulations apply to our channel partners as well as to us. Any failure by our channel partners to comply with such laws, regulations, or sanctions could have negative consequences, including reputational harm, government investigations, and penalties.

Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. In addition, any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition, and operating results.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other improper benefits to or from any person whether in the public or private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could adversely affect our business, results of operations, and financial condition.

Any future litigation against us could damage our reputation and be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Litigation might result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our Class A common stock. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.

Changes in privacy laws, regulations, and standards may cause our business to suffer.

Our customers can use our platform to collect, use, and store certain types of personal or identifying information regarding their employees and students. Federal, state, and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act of 1996 in the U.S. and the General Data Protection Regulation (“GDPR”) in the EU. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties, or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use, and transmit demographic and personal information from their employees, customers, and suppliers, which could reduce demand for our platform. The EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost-effectively in certain European countries. In particular, the EU has adopted the GDPR, and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. Legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EU to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of EU-specified standard contractual clauses as an adequate personal information transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself.

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

In addition to the changing regulatory landscape in the E.U., legal developments in the United States have also created complexity and regulatory compliance uncertainty. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which broadly defines personal information, gives California residents expanded privacy rights, allows consumers to opt out of certain data sharing with third parties, provides for civil penalties for violations, and includes a new cause of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), certified by the California Secretary of State to appear as a ballot initiative was passed by Californians during the November 3, 2020, election. The CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

In addition, the FERPA, generally prohibits educational institutions that receive federal funding from disclosing PII from a student’s education records without the student’s consent. Through our solutions, our customers and users disclose to us certain information that may originate from or comprise a student education record, as the term is defined under FERPA. As an entity that provides services to institutions, we are often subject to contractual clauses that impose restrictions derived from FERPA on our ability to collect, process, transfer, disclose, and store student data, under which we may not transfer or otherwise disclose any PII from a student record to another party other than in a manner permitted under the statute. If we violate our obligations to any of our educational institution customers relating to the privacy of student records subject to FERPA, such a violation could constitute a material breach of contract with one or more of our customers and could harm our reputation. Further, in the event that we disclose student information in a manner that results in a violation of FERPA by one of our educational customers, the U.S. Department of Education could require that customer to suspend our access to the customer’s student information that is covered under FERPA for a period of at least five years.

We are also subject to the Children’s Online Privacy Protection Act, (“COPPA”),, which applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. Some of our solutions are directed, in part, at children under the age of 13. Through our solutions, we collect certain personal information, including names and email addresses from children. COPPA is subject to interpretation by courts and other governmental authorities, including the FTC, and the FTC is authorized to promulgate, and has promulgated, revisions to regulations implementing provisions of COPPA, and provides non-binding interpretive guidance regarding COPPA that changes periodically with little or no public notice. Although we strive to ensure that our platform and applications are compliant with applicable COPPA provisions, these provisions may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately, and we may incur substantial costs or expenses in attempting to modify our systems, platform, applications, or other technology to address changes in COPPA or interpretations thereof. If we fail to accurately anticipate the application, interpretation or legislative expansion of COPPA we could be subject to governmental enforcement actions, litigation, fines and penalties, or adverse publicity and we could be in breach of our customer contracts and our customers could lose trust in us, which could harm our reputation and business.

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards, such as the Student Privacy Pledge, from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Following these privacy standards and adapting to future standards involves significant operational challenges. In addition, any inability or decision not to join these industry initiatives could damage our reputation, inhibit sales, slow our sales cycles, and adversely affect our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions and platform capabilities, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result on our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts, or suspension or debarment from government contracting.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant laws and regulations that affect us include:
•Federal, state, and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration, and performance of government contracts;
•The Civil False Claims Act (and similar state and local false claims acts), which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•Federal, state, and local laws and regulations regarding procurement integrity including gratuity, bribery, and anti-corruption requirements as well as limitations on political contributions and lobbying.

Any failure to comply with applicable laws and regulations could result in contract termination, damage to our reputation, price or fee reductions, or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, results of operations and financial condition.

In addition, federal, state, and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for recompetition.

Risks Related to Being a Public Company

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

As a public company, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures have been designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our Class A common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on the New York Stock Exchange (the “NYSE”).

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

Our operating results and other metrics have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the level of demand for our solutions, including our newly-introduced solutions;

•the timing and use of new subscriptions and renewals of existing subscriptions;
•the timing and success of new solution announcements and introductions by us and our competitors;
•our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, solution delivery, purchasing, billing, and general accounting, among other functions;
•the extent to which customers subscribe for additional solutions, license additional solutions, or increase the number of use cases;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offerings;
•customer budgeting cycles and seasonal buying patterns where our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 for our customers;
•any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners, or resellers;
•timing of costs and expenses during a quarter;
•deferral of orders in anticipation of new solutions or enhancements announced by us or our competitors;
•price competition;
•changes in renewal rates and terms in any quarter;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property by us, including potentially significant amortization costs and possible write-downs;
•litigation-related costs, settlements, or adverse litigation judgments;
•any disruption in our sales channels or termination of our relationship with channel and other strategic partners;
•the impact of the COVID-19 pandemic on our customers’ budgets and their ability to purchase or renew at similar volumes to prior periods;
•general economic conditions, both domestically and in our foreign markets, and related changes to inflation rates, interest rates, and currency exchange rates;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; and
•future accounting pronouncements or changes in our accounting policies.

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

We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our Class A common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our Class A common stock could decline. Additionally, our stock price may be based on expectations, estimates, or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2023, we had total current and long-term indebtedness outstanding of approximately $819.7 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt, and the covenants contained in the First Lien Credit Agreement and the Revolving Credit Agreement have important consequences, including:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, and make changes in the nature of the business, among other things;
•making us more vulnerable to rising interest rates, as our borrowings under the First Lien Credit Agreement and the Revolving Credit Agreement bear variable rates of interest; and
•making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows, and prospects. Further, our First Lien Credit Agreement and the Revolving Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. With respect to the Revolving Credit Agreement, we are subject to a springing maximum Total First Lien Net Leverage Ratio (as defined therein) covenant of 7.75 to 1.00, which is tested quarterly if the aggregate amount of revolving loans, swingline loans, and undrawn letter of credit obligations outstanding under the Revolving Credit Agreement (net of cash collateralized letters of credit and up to $15.0 million of non-collateralized or undrawn letters of credit) exceeds 35% of the $400.0 million of commitments thereunder.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements, and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry, and competitive conditions and to certain financial, business, economic, and other factors beyond our control.

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

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry, and competitive conditions and by financial, business, and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit worthiness, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. Refinancings may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Credit Agreement and Revolving Credit Agreement include certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for certain purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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

The financing documents governing our First Lien Credit Agreement and the Revolving Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness;
•incur liens;
•merge, dissolve, liquidate, amalgamate, consolidate, or sell all or substantially all of our assets;
•declare or pay certain dividends, payments or distribution or repurchase or redeem certain capital stock;
•permit our subsidiaries to enter into agreements restricting their ability to pay dividends, make loans, incur liens, and sell assets; and
•make certain investments.

These restrictions could limit, potentially significantly, our operational flexibility and affect our ability to finance our future operations or capital needs or to execute our business strategy.

We may be unable to refinance our indebtedness.

Our Revolving Credit Agreement matures on May 2, 2027, and our First Lien Term Loan Facility matures on August 1, 2027. In addition, we may need to refinance all or a portion of our indebtedness before maturity. Our ability to repay, refinance, replace, or extend these facilities by their maturity dates will be dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under these facilities, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity of the applicable facility, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay indebtedness. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our competitive position and results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our solution offerings;
•continue to expand our organization;
•hire, train, and retain employees;
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

We are a holding company and have no material assets other than our ownership of equity interests in Holdings LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the tax receivable agreement entered into with Severin Topco LLC (“Topco LLC”), Onex Partners Manager LP (“Onex”), and Vista Equity Partners (“Vista” and together with Onex, the “Principal Stockholders”) that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income taxes (the “Tax Receivable Agreement”), and pay operating expenses or declare and pay dividends, if any, in the future depends on the financial results and cash flows of Holdings LLC and its subsidiaries and distributions we receive from Holdings LLC. There can be no assurance that Holdings LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in debt instruments of Holdings LLC and its subsidiaries, will permit such distributions.

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

In addition, legislation that is effective for taxable years beginning after December 31, 2017, may impute liability for adjustments to a partnership’s tax return on the partnership itself with respect to taxable years of the partnership that are open to adjustment, including taxable years prior to our IPO, in certain circumstances, absent an election to the contrary. Holdings LLC (or any subsidiary of Holdings LLC that is treated as a partnership for U.S. federal income tax purposes) may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect.

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

We have entered into a Tax Receivable Agreement with Topco LLC, Vista, and Onex. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to Topco LLC, Vista, and Onex equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units or exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities (including net operating losses (“NOLs”) and excess interest expense carryforwards) and of Holdings LLC and subsidiaries of Holdings LLC (including amortizable goodwill and other intangible assets) that existed prior to our IPO and (iii) certain other tax benefits related to our making payments under the Tax Receivable Agreement (including deductions for payments of imputed interest). Due to the uncertainty of various factors we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of LLC Units and LLC Unit exchanges and certain tax attributes of the Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out to Topco LLC, Vista, and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to Topco LLC, Vista, and Onex under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds or is prevented by any debt agreement to which Holdings LLC or its subsidiaries is a party. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon Topco LLC maintaining a continued ownership interest in the LLC.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS or other applicable taxing authority to challenge a tax basis increase or the availability of Blocker Entities’ NOLs or other tax attributes of the Blocker Entities, Holdings LLC, or subsidiaries of Holdings LLC, we will not be reimbursed for any cash payments previously made to Topco LLC pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently disallowed, in whole or in part, by the IRS or other applicable taxing authority. For example, if the IRS later asserts that we did not obtain a tax basis increase or disallows or defers (in whole or in part) the availability of NOLs due to a potential ownership change under Section 382 of the Code, among other potential challenges, then we would not be reimbursed for any cash payments previously made to Topco LLC pursuant to the Tax Receivable Agreement with respect to such tax benefits that we had initially claimed. Instead, any excess cash payments made by us pursuant to the Tax Receivable Agreement will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. Nevertheless, any tax benefits initially claimed by us may not be disallowed for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. In addition, we will not be permitted to settle any such challenge with the IRS or other applicable taxing authority if it could have a material effect on the Tax Receivable Agreement holders’ rights without the consent of Topco LLC or its designee and the Onex representative. Accordingly, there may not be sufficient future cash payments against which to net. The applicable U.S. federal income tax rules are complex and their application to certain aspects of our structure are uncertain and there is no explicit authority in this regard, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

The amounts that we may be required to pay to Topco LLC, Vista, and Onex under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if (1) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (2) we breach any of our material obligations under the Tax Receivable Agreement, or (3) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of a change in control, material breach or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to Topco LLC, Vista, and Onex that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (2) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Topco LLC, Vista, and Onex that will not benefit the other common shareholders to the same extent as they will benefit Topco LLC, Vista, and Onex.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Topco LLC as the only other LLC Unitholder that will not benefit the holders of our Class A common stock (other than Vista and Onex) to the same extent. The Tax Receivable Agreement provides for the payment by us to Topco LLC, Vista, and Onex, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units, exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities (including NOLs and excess interest expense carryforwards) and of Holdings LLC and subsidiaries of Holdings LLC (including amortizable goodwill and other intangible assets) that existed prior to our IPO, and (iii) certain other tax benefits related to our making payments under the Tax Receivable Agreement (including deductions for payments of imputed interest). Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges in the future and certain tax attributes of the Blocker Entities, Holdings LLC, and subsidiaries of Holdings LLC, and the resulting amounts we are likely to pay out to Topco LLC, Vista, and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities, or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

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

We intend to conduct our operations so that we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

Risks Related to Our Class A Common Stock

Our Principal Stockholders control us, and their interests may conflict with ours or yours in the future.

As of December 31, 2023, investment entities affiliated with our Principal Stockholders control approximately 70.2% of the voting power of our outstanding common stock, which means that, based on its percentage voting power controlled, our Principal Stockholders control the vote of all matters submitted to a vote of our shareholders. This control enables our Principal Stockholders to control the election of the members of our Board and all other corporate decisions. Even when our Principal Stockholders cease to control a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our common stock, our Principal Stockholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our certificate of incorporation and bylaws, which govern the rights attached to our common stock. In particular, for so long as our Principal Stockholders continue to own a significant percentage of our common stock, our Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

In addition, we have entered into a Stockholders Agreement with Topco LLC, Vista, and Onex that provides Vista and Onex with certain rights. The Stockholders Agreement provides each of Vista and Onex with an independent right to designate the following number of nominees for election to our Board: (i) three nominees so long as such Principal Stockholder controls 25% or more of the voting power of our stock entitled to vote generally in the election of directors; (ii) two nominees for so long as such Principal Stockholder controls 15% or more of the voting power of our stock entitled to vote generally in the election of directors; and (iii) one nominee for so long as such Principal Stockholder controls 5% or more of the voting power of our stock entitled to vote generally in the election of directors. The Stockholders Agreement will also provide that Vista and Onex may assign such right to an affiliate of our Principal Stockholders. The Stockholders Agreement will prohibit us from increasing or decreasing the size of our Board without the prior written consent of Vista and Onex.

Our Principal Stockholders and their affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, our Principal Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of our Principal Stockholders, any of their affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Principal Stockholders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Principal Stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you or may not prove beneficial.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to shareholders of companies that are subject to such governance requirements.

Our Principal Stockholders control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

As a result of our utilization of these exceptions, we may not have a majority of independent directors on our Board, our compensation and nominating and corporate governance committees may not consist entirely of independent directors, and our compensation and nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

•these provisions provide that, at any time when Topco LLC, Vista, and Onex control, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;

•these provisions prohibit shareholder action by written consent from and after the date on which Topco LLC, Vista, and Onex control, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;

•these provisions provide that for as long as Topco LLC, Vista, and Onex control, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission, or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our capital stock and at any time when Topco LLC, Vista, and Onex control, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission, or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and

•these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when Topco LLC, Vista, and Onex control, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to Topco LLC, Vista, and Onex.

We have opted out of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested shareholder for a period of three years following the date on which the shareholder became an interested shareholder. However, our certificate of incorporation contains a provision that provides us with protections similar to Section 203, and will prevent us from engaging in a business combination with a person (excluding Topco LLC, Vista, and Onex and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 85% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws, and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including actions to delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.

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

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation, or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United

States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. However, our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and board of directors.

Our operating results and stock price may be volatile, and the market price of our Class A common stock may drop below the price you pay.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of the COVID-19 pandemic. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our Class A common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our Class A common stock may fluctuate in response to various factors, including:

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
•changing economic conditions;
•investors’ perception of us;
•events beyond our control such as weather, war, and health crises such as the COVID-19 pandemic; and
•any default on our indebtedness.

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

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our First Lien Credit Agreement. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they publish unfavorable research or reports, or adversely change their recommendations regarding our Class A common stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price, or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

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

Our certificate of incorporation provides that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor, or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.

Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity

Risk Management and Strategy

The Company has a robust process for the assessment, identification, and management of material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks that may harm data relating to our employees or customers and/or violate data privacy or security laws.

Managing cybersecurity risks effectively is one of the key objectives of our enterprise risk management programs as we act as a data processor of personal data for educational purposes. Our Chief Information Security Officer is responsible for the Company’s Information Security Management System (“ISMS”), which defines the requirements for secure operations at PowerSchool. Our Chief Information Security Officer, Chief Information Officer, and Chief Privacy Officer collaborate with other key internal stakeholders to manage security and data privacy risks to the ISMS.

Our assessment process involves the collaboration of our internal security team and security operations center, which constantly monitors the health and security of the applications used by our employees, as well as the cloud-based network supporting all PowerSchool products licensed to customers which processes customer data on our customers’ behalf. PowerSchool also engages third party consultants and advisors to assist with our risk analysis of current cybersecurity threats and potential future risks. As concerns identifying material risks from cybersecurity threats arise, PowerSchool coordinates with and integrates the efforts of multiple security consultants and vendors, as well as the security operations center and our internal security team, to identify, protect, detect, respond, and recover from attacks to our systems. We currently host our cloud service from third-party data center facilities operated by Amazon, AWS, and Microsoft, Azure, from several global locations.

The Company’s Security Council, Executive Leadership Team, and the Board of Directors collaborate to oversee the cybersecurity program. The Security Council is a strategic group of key decision makers within PowerSchool who advise on policy decisions and provide strategic direction with respect to the ISMS. The Security Council meets with the members of the Executive Leadership Team on a quarterly basis to discuss decisions and strategic topics concerning the ISMS. Finally, our directors receive quarterly updates on the health, maturity of the program as well as key relevant updates.

As part of an integrated risk management program, PowerSchool regularly engages external auditors to review our processes and assess the program’s maturity. These audits generate annual evidence of PowerSchool’s conformance with information security standards, such as ISO/IEC 27001:2013. PowerSchool deploys multiple tactics to mitigate risks, which include, but are not limited to, data governance strategies such as redundant server backups, physical access limitations, and security policies requiring single sign-on and multi-factor authentication, employee security training, as well as the multiple third-party security tools.

In 2023, we did not identify cybersecurity threats that have materially affected our business strategy, results of operations, or financial condition. PowerSchool invests regularly to improve the maturity of the ISMS. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Governance

Our Board exercises oversight over risks from cybersecurity threats through the assessment of management during and outside of scheduled Board meetings. Each quarter, our Chief Technology Officer and Chief Information Security Officer present to the Board and the Audit Committee a report on the health and maturity of PowerSchool’s ISMS. This report includes a summary review of cybersecurity threats and a discussion on key strategic topics identified through the Security Council and its review with the Executive Leadership Team.

The Chief Information Security Officer, through the Vice President of Cybersecurity Threat Management, manages the security incident response team. This cross-departmental team, which is comprised of members from customer support, corporate communications, legal, information security office, and other departments, work through and respond to reported incidents. Technical experts, such as cloud operations engineers, software engineers, product design and others may be engaged to resolve a reported incident. The team follows the well-established PICERL model, which has the following six phases – Preparation, Identification, Containment, Eradication, Recovery, and Lessons Learned. Records of addressed reported incidents are maintained and shared with the Security Council as part of the Security Council’s regular agenda to stay informed on incidents. The Security Council, in turn, reports to the Executive Leadership Team.

The Chief Information Security Officer has over 30 years of engineering, technology, and security experience. Our Vice President of Cyber Threat Management brings over 25 years of engineering, technology cybersecurity experience. Team members who support our information security program have relevant educational and industry experience.
Item 2. Properties

Our corporate headquarters are in Folsom, CA, where we lease 36,138 square feet of office space under a lease that expires on December 31, 2024. We have additional offices in Pennsylvania, Missouri, and Virginia in the United States. We have International offices in Bangalore and Chennai, India, and Dubai, UAE. We believe that our facilities are adequate for our current needs and will continue to seek space as needed to accommodate any growth.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II - Other Information
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock, par value $0.0001 per share, trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “PWSC.”

Shares our Class B common stock are not listed nor traded on any stock exchange.

Holders of Record

As of December 31, 2023, we had 16 holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of stockholders who hold shares of our common stock through clearing houses, banks, brokers, or other financial institutions.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from July 28, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 29, 2023, with (ii) the cumulative total return of the Nasdaq Composite Index and the IGV iShares Expanded Tech-Software Sector ETF over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on July 28, 2021. The graph uses the closing market price on July 28, 2021, of $17.76 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts, and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of December 31, 2023, we serve more than 17,000 customers, including over 90 of the 100 largest districts by student enrollment in the U.S., over 30 state-, province-, and territory-wide contracts in North America, and sell solutions in over 95 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators, and parents on a daily basis.
PowerSchool’s cloud platform is the most comprehensive, integrated, enterprise-scale suite of solutions purpose-built for the K-12 market. Our cloud-based technology platform helps our customers efficiently manage state reporting and related compliance, special education, finance, HR, talent, registration, attendance, funding, learning, instruction, behavior, grading, college and career readiness, assessments, communications, and analytics in one unified platform. Through our integrated technology approach, we are positioned to streamline operations, aggregate disparate data sets, and develop insights using predictive modelling, AI, and machine learning. Our ability to transform information into actionable insights improves the efficiency of school operations, the quality of instruction delivered by teachers, and the pace of student growth, generating a profound effect on K-12 educational outcomes.
We have created a strong competitive moat by investing over the past 20 years to build, maintain, and continuously update our K-12 regulatory compliance reporting capabilities that solve state-specific, funding-related regulatory pain points for our customers.
Building the PowerSchool Platform
Our focus and strategy on delivering a comprehensive, integrated platform led to years of coordinated efforts to build an expansive suite of core capabilities required by our customers. Starting as the first web-based SIS, we combined our deep domain expertise in K-12 education with over twenty years of innovation and disciplined acquisition activity to become the core K-12 software platform, with a full suite of cloud-based offerings across student information, enrollment, learning management, assessment, special education, finance, HR, data analytics, communications, and talent management.
From 2015 through 2023, we completed 18 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership.
Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 86.0% of our total revenue for the year ended December 31, 2023.
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
To help customers go live with our software and achieve success, we offer professional services such as professional consultation, implementation, and training services as requested by our customers. Revenue from these services is primarily classified as non-recurring revenue, with the exception of the revenue from recurring managed services, which is classified as recurring revenue. For our SaaS business, these services generally take less than one year to complete.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, impacted by the following key factors:
Cross-Selling New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions, and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions, and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 106.7% as of December 31, 2023, compared to 109.1% as of December 31, 2022.
Attracting New Customers in North America
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
Continuing to Expand Into Complementary Adjacencies
From 2015 to 2023, we have acquired and successfully integrated 18 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. Acquisitions are core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement, and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our solutions. We intend to continue to invest in building additional solutions, features, and functionality that expand our capabilities and facilitate the extension of our platform to new adjacencies. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive solutions and market expansion. Our future success is dependent on our ability to successfully develop, market, and sell existing and new solutions to both new and existing customers.
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of December 31, 2023, PowerSchool served customers in over 95 countries outside of the U.S. and Canada, primarily American international schools. On August 9, 2023, we acquired all of the equity interest of Jarulss Software Solutions Private Limited (“Neverskip”), a leading provider of school solutions software in India. We plan to continue to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Currency Fluctuations

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the twelve months ended 2023.

High Interest Rates

As a result of increased federal funds interest rates, the interest rate applicable to our First Lien loan increased from 7.09% as of December 31, 2022 to 8.38% as of December 31, 2023. As a result, our net interest expense has increased from $40.0 million for the twelve months ended December 31, 2022 to $66.7 million for the twelve months ended of December 31, 2023. If interest rates continue to increase, our cost of debt may also continue to increase and we may have to divert available cash to the payment of interest.

Inflation and other Macroeconomic Events

Adverse macroeconomic conditions, including but not limited to the current inflationary environment and slower economic growth and risk of recession could impact our business and customer spending. Certain of our customers may also be negatively impacted by these events. Inflation reached record levels in 2022 before declining to lower levels in 2023. While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been material. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Key Business Metrics
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annualized Recurring Revenue (“ARR”)
ARR represents the annualized value of all recurring contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term, one-time discounts given to help customers meet their budgetary and cash flow needs, and the sales mix for recurring and non-recurring revenue. We record ARR at the time a customer purchases a new product or renews an existing product, and at a value that represents the contracted annual recurring revenue value excluding any granted one-time discounts. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast, and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
We closed the year ended December 31, 2023 with ARR of $701.5 million compared to $596.2 million as of December 31, 2022.
Net Revenue Retention Rate (“NRR”)

We believe that our ability to retain and grow recurring revenues from our existing customers over time strengthens the stability and predictability of our revenue base and is reflective of the value we deliver to them through upselling and cross selling our solution portfolio. Typically, our customer agreements are sold on a three-year basis with one-year rolling renewals and annual price escalators. These annual renewal processes provide us an additional opportunity to upsell and cross sell additional products. We assess our performance in this area using a metric we refer to as Net Revenue Retention Rate (“NRR”). For the purposes of calculating NRR, we exclude from our calculation any changes in ARR attributable to Intersect customers, as this product is sold through our channel partnership with EAB Global, Inc. and is pursuant to annual revenue minimums, therefore the business will not be managed based on our NRR. We calculate our dollar-based NRR as of the end of a reporting period as follows:
•Numerator. We measure ARR from renewed and new sale opportunities booked as of the last day of the current reporting period from customers with associated ARR as of the last day of the prior year comparative reporting period.
•Denominator. We measure, as of the last day of the current reporting period, the last twelve months of ARR that was scheduled for renewal.
The quotient obtained from this calculation is our dollar-based net revenue retention rate. Our NRR provides insight into the impact on current year recurring revenues of expanding adoption of our solutions by our existing customers during the current period. Our NRR is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity.
We closed the twelve-month period ended December 31, 2023 with a Net Revenue Retention Rate of 106.7%, compared to 109.1% as of December 31, 2022. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

Components of Results of Operations
Revenues
We recognize revenue under Accounting Standard Codification Topic 606 (“ASC 606”) and 340-40 (“ASC 340-40”). Under ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See “Critical Accounting Estimates.”
Subscriptions and Support. Subscriptions and support revenues consist primarily of fees from customers accessing our solutions. Revenue is recognized ratably over the contract period as the software is provided.
Service. Service revenues consist primarily of fees related to new product implementations, customizations, and customer training. Revenue is recognized when the services are rendered.
License and other. License and other revenues consist primarily of one-time perpetual license and partner royalty fees or reseller arrangements. Revenue is recognized at a point in time when the customer is able to use and benefit from the software.
Cost of Revenue
Cost of revenue consists primarily of employee compensation costs for employees associated with supporting our subscription, support, professional services arrangements and customer success, as well as certain third-party expenses. Employee compensation and related costs include cash compensation and benefits to employees, costs of third-party contractors, and associated overhead costs. Third-party expenses consist of cloud infrastructure costs, third-party licensing costs, and other expenses directly associated with our customer support. We expect cost of revenues to increase in absolute dollars as we continue to hire personnel, to provide hosting services, technical support, customer success, and consulting services to our growing customer base.
Operating Expenses
Research and development. Research and development expenses consist primarily of personnel costs. Research and development expenses also include costs associated with contractors and consultants, equipment, and software to support our development and quality assurance teams and overhead expenses. We will continue to invest in innovation and offer our customers new solutions to enhance our existing platform. See the section “Business—Research and Development” for more information.
Selling, general, and administrative. Selling, general, and administrative expenses consist primarily of employee compensation and benefits costs for corporate personnel, such as those in our executive, legal, human resource, facilities, accounting and finance, and information technology departments. In addition, general and administrative expenses include third-party professional fees and principal stockholder-related costs, as well as all other supporting corporate expenses not allocated to other departments. We expect our selling, general, and administrative expenses to increase on an absolute dollar basis as our business grows.
Acquisition costs. Acquisition costs consist primarily of third-party professional fees incurred in conjunction with acquisitions.

Interest Expense, Net
Interest expense, net consists primarily of interest payments on our outstanding borrowings under our First Lien and Revolving Credit Agreement, interest income from our investments, and amortization of debt issuance costs.
Change in Tax Receivable Agreement (“TRA”) liability
Change in Tax Receivable Agreement liability consists of changes in the undiscounted fair value of the TRA liability between reporting periods.

Other Expense, Net
Other expense, net primarily consists of foreign currency losses.
Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$600,189	$543,444	$477,296
Service	72,555	70,402	61,976
License and other	24,907	16,837	19,326
Total revenue	697,651	630,683	558,598
Cost of revenue:
Subscriptions and support	154,021	151,374	135,963
Service	55,866	59,027	51,803
License and other	7,788	3,694	2,384
Depreciation and amortization	66,198	58,252	50,708
Total cost of revenue	283,873	272,347	240,858
Gross profit	413,778	358,336	317,740
Operating expenses:
Research and development	105,901	107,498	92,740
Selling, general, and administrative	214,807	178,337	149,167
Acquisition costs	4,280	2,630	7,299
Depreciation and amortization	64,470	63,967	62,818
Total operating expenses	389,458	352,432	312,024
Income from operations	24,320	5,904	5,716
Interest expense—net	66,722	40,013	58,935
Change in Tax Receivable Agreement liability	(3,264)	7,788	—
Loss on modification and extinguishment of debt	96	—	12,905
Other (income) expenses—net	314	(1,341)	(644)
Loss before income taxes	(39,548)	(40,556)	(65,480)
Income tax benefit	(476)	(12,815)	(22,415)
Net loss	(39,072)	(27,741)	(43,065)
Less: Net loss attributable to non-controlling interest	(7,935)	(6,954)	(9,296)
Net loss attributable to PowerSchool Holdings, Inc.	(31,137)	(20,787)	(33,769)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Other comprehensive income (loss):
Foreign currency translation	25	(1,903)	(554)
Change in unrealized loss on investments	3	(3)	—
Total other comprehensive income (loss)	28	(1,906)	(554)
Less: Other comprehensive income (loss) attributable to non-controlling interest	$5	$(382)	$(55)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(31,114)	$(22,311)	$(34,268)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	86%	86%	86%
Service	10	11	11
License and other	4	3	3
Total revenue	100	100	100
Cost of revenue:
Subscriptions and support	22	24	24
Service	8	9	9
License and other	1	<1	<1
Depreciation and amortization	9	9	9
Total cost of revenue	41	43	43
Gross profit	59	57	57
Operating expenses:
Research and development	15	17	17
Selling, general, and administrative	31	28	27
Acquisition costs	1	<1	1
Depreciation and amortization	9	10	11
Total operating expenses	56	56	56
Income from operations	3	<1	1
Interest expense—net	10	6	11
Change in Tax Receivable Agreement liability	(<1)	1	—
Loss on modification and extinguishment of debt	<1	—	2
Other (income) expenses—net	<1	(<1)	(<1)
Loss before income taxes	(6)	(6)	(12)
Income tax benefit	(<1)	(2)	(4)
Net loss	(6)	(4)	(8)
Less: Net loss attributable to non-controlling interest	(1)	(1)	(2)
Net loss attributable to PowerSchool Holdings, Inc.	(4)	(3)	(6)
Other comprehensive income (loss):
Foreign currency translation	<1	(<1)	(<1)
Change in unrealized loss on investments	<1	(<1)	—
Total other comprehensive income (loss)	<1	(<1)	(<1)
Less: Other comprehensive income (loss) attributable to non-controlling interest	<1	(<1)	(<1)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(4)%	(4)%	(6)%

Discussion of Results of Operations

Year Ended December 31, 2023 to Year Ended December 31, 2022
Revenues

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue:
Subscriptions and support	$600,189	$543,444	$56,745	10%
Service	72,555	70,402	2,153	3%
License and other	24,907	16,837	8,070	48%
Total revenue	$697,651	$630,683	$66,968	11%
The year-over-year increase in subscriptions and support and service revenue was driven by increased sales of our solutions to new customers, and by cross-selling and upselling to existing customers. The year-over-year increase in license and other revenue was driven primarily by the variability caused by the point in time nature of this revenue stream, which drove larger recognition of revenue in the current period; we expect this variability to continue in future quarters.

Total Cost of Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of Revenue:
Subscriptions and support	$154,021	$151,374	$2,647	2%
Service	55,866	59,027	(3,161)	(5)%
License and other	7,788	3,694	4,094	111%
Depreciation and amortization	66,198	58,252	7,946	14%
Total cost of revenue	$283,873	$272,347	$11,526	4%
The year-over-year increase in subscriptions and support cost of revenue was mostly driven by a $3.0 million increase in personnel-related costs, $0.5 million increase in stock-based compensation, and a $0.9 million increase in third-party costs offset by a decrease of $3.3 million in cloud hosting expenses. The year-over-year decrease in service cost of revenue was primarily attributable to one-time restructuring expense recorded in the prior year that did not recur in the current period of $3.4 million. The year-over-year increase in license and other cost of revenue was driven by $3.5 million increase in hardware costs and $0.5 million increase in royalty costs.

The year-over-year increase in depreciation and amortization cost of revenue was driven by amortization related to increased investment in innovation projects.

Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$105,901	$107,498	$(1,597)	(1)%
Selling, general, and administrative	214,807	178,337	36,470	20%
Acquisition costs	4,280	2,630	1,650	63%
Depreciation and amortization	64,470	63,967	503	1%
Total operating expenses	$389,458	$352,432	37,026	11%
Research and development. The year-over-year decrease in research and development expense was primarily attributable to an efficiency effort on contractor and other third-party spend. For the year-ended December 31, 2023, the Company recorded a decrease of $3.7 million in third-party contractor costs, $2.7 million in hardware and software support costs, and $0.8 million in outside professional services. The decrease was partially offset by an increase of $5.3 million in stock-based compensation.
Selling, general, and administrative. The year-over-year increase in selling, general and administrative expense was primarily attributable to an increase of $15.5 million in personnel related expenses from higher headcount within the sales organization, intended to continue driving top line growth, $7.5 million increase in stock-based compensation expense, $5.8 million increase in travel, trade show, and convention expense, $2.1 million increase in third-party commissions, $3.4 million increase in the bad debt reserve, and $3.1 million increase in software support costs. The increase was partially offset by decrease of $1.9 million in legal fees, $1.0 million in facility rent, and $2.7 million in insurance costs from lower premiums.
Acquisition costs. The year-over-year increase in acquisition costs was attributable to the acquisitions of Neverskip and SchoolMessenger in the current year.
Depreciation and amortization. The year-over-year increase in depreciation and amortization expense was primarily due to a higher balance of intangible assets from the acquisitions of Neverskip and SchoolMessenger offset by a lower balance of property and equipment.
Interest Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest Expense	$66,722	$40,013	$26,709	67%

The year-over-year increase in interest expense was driven by higher interest rates on our First Lien Term Loan.
Change in Tax Receivable Agreement Liability

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Change in Tax Receivable Agreement Liability	$(3,264)	$7,788	$(11,052)	(142)%
The year-over-year fluctuation in change in tax receivable agreement liability was primarily due to changes in estimated state and local tax rates.

Other Income (Expense) - Net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Other (income) expense - net	$314	$(1,341)	$1,655	(123)%
The year-over-year fluctuation in other (income) expense - net was primarily due to the fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$(476)	$(12,815)	$12,339	(96)%

The year-over-year fluctuation in income tax benefit was primarily due to changes in a variety of factors impacting income tax. These factors included earnings not subject to tax, state taxes, tax restructuring, and tax credits. See Note 17, Income Taxes, for additional information.

Year Ended December 31, 2022 to Year Ended December 31, 2021

For a comparison of our historical results of operations and cash flows for the year ended December 31, 2022 to the year ended December 31, 2021, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K filed on February 24, 2023.
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
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $39.1 million, which were held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk and more specifically risk related to banking sector events that occurred in early 2023.
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

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the timing of required TRA payments, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2023, we had deferred revenue of $379.8 million, of which $373.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Credit Facilities
On August 1, 2018, we entered into a First Lien with lending institutions for term loan borrowings. The First Lien also provides for a Revolving Credit Agreement (the “Revolving Credit Agreement”).

In July, 2023, the Company announced that it had entered into a definitive agreement to acquire all the ownership interests of SchoolMessenger, a leading provider of K-12 communication tools in North America, from West Technology Group, LLC, for $300.3 million which included cash of $290.3 million and deferred consideration of $10.0 million. The Company funded the acquisition with cash on hand, borrowings under the Revolving Credit Facility, and $100.0 million aggregate principal amount of incremental term loans under its First Lien, which were incurred through an amendment to the First Lien. The acquisition closed in October 2023.

On October 12, 2023, the Company further amended the First Lien and Revolving Credit Agreement. The amendment, among other things, refinanced the then outstanding term loans with $837.9 million of new term loans, extended the maturity date on the First Lien from July 31, 2025 to August 1, 2027, extended the maturity date of the Revolving Credit Agreement from May 2, 2025 to May 2, 2027, and increased the borrowing capacity on the Revolving Credit Agreement from $289.0 million to $400.0 million. Following the amendment, the First Lien is repayable in quarterly payments of $2.1 million.

As of December 31, 2023, there were $837.9 million of term loans outstanding under the First Lien.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin 3.25% per annum. As of December 31, 2023, the interest rate on the First Lien was 8.38%.
Other Contractual Obligations
In addition to repayment of long-term debt, our principal commitments consist of contractual obligations under operating leases for office space, data center facilities, cloud hosting arrangements, and other services we purchase as part of our normal operations. As of December 31, 2023, the remaining aggregate minimum purchase commitments under these arrangements was approximately $201.4 million through 2028. As of December 31, 2023, our future minimum lease payments under non-cancelable operating lease agreements was $24.1 million through 2033.

See Notes 12 and 13 of our financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$170,594	$149,009
Net cash used in investing activities	(344,483)	(77,646)
Net cash provided by (used in) financing activities	75,870	(19,232)
Effect of foreign exchange rate on cash and cash equivalents	(408)	(1,141)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(98,427)	$50,990
Cash and cash equivalents and restricted cash at beginning of period	137,981	86,991
Cash and cash equivalents and restricted cash at end of period	$39,554	$137,981
Operating Activities
Net cash provided by operating activities of $170.6 million for the twelve months ended December 31, 2023 was primarily related to our net loss of $39.1 million, adjusted for non-cash charges of $203.6 million, and net cash inflows of $6.0 million, resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $130.7 million, share-based compensation expense of $61.1 million, and $4.5 million from the provision for allowance for doubtful accounts. The main drivers of net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $33.1 million primarily due to increases in sales.
Net cash provided by operating activities of $149.0 million for the twelve months ended December 31, 2022 was primarily related to our net loss of $27.7 million, adjusted for non-cash charges of $187.1 million, and net cash outflows of $10.4 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $122.2 million, share-based compensation of $50.3 million, and $8.8 million from the write-off of right-of-use assets and property and equipment. The main drivers of the net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $12.4 million due to increases in sales and accrued expenses of $9.9 million due to an increase in expenses.
Investing Activities
Net cash used in investing activities of $344.5 million for the twelve months ended December 31, 2023 was primarily related to the net cash paid for our acquisitions of SchoolMessenger and Neverskip of $300.0 million, investment in capitalized product development costs of $38.5 million and purchases of property and equipment of $2.2 million.
Net cash used in investing activities of $77.6 million for the twelve months ended December 31, 2022 was primarily related to the net cash paid for our acquisition of Kinvolved, Chalk.com Education, and Headed2 of $31.1 million, investment in capitalized product development costs of $41.5 million and purchases of property and equipment of $3.7 million.
Financing Activities
Net cash provided by financing activities of $75.9 million for the twelve months ended December 31, 2023 was primarily related to the proceeds from the amendment to our First Lien Credit Agreement of $99.3 million offset by the payment of debt issuance costs incurred from the amendment to our First Lien Credit Agreement of

$15.7 million, payment of taxes related to the net settlement of equity awards of $1.6 million, and scheduled repayment of our First Lien debt of $6.1 million.
Net cash used in financing activities of $19.2 million for the twelve months ended December 31, 2022 was primarily related to payment of taxes related to the net settlement of equity awards of $11.2 million and scheduled repayment of our First Lien debt of $7.8 million.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, in connection with the completion of our IPO, we entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities, as applicable, at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The critical accounting estimates, assumptions, and judgements that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, accounts receivable, capitalized product development costs, goodwill and intangible assets, business combinations, share-based compensation, and income taxes. There have been no material changes to our critical accounting policies and estimates as described below. Refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detailed information regarding our critical accounting policies.

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

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with the customer;
We determine we have a contract with a customer when the contract has been approved by both parties, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history, credit history, and other financial information.

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

•Allocation of the transaction price to the performance obligations in the contract;
If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The transaction price is allocated to the separate performance obligations on a relative SSP basis. The determination of a relative SSP for each distinct performance obligation requires judgment. We determine the SSP based on our overall pricing objectives, taking into consideration discounts which can vary based on the value of our contracts, products sold, the number and types of users within our contracts, and the market conditions within a geographic location of the customer.

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

Capitalized Product Development Costs

Our software development costs are accounted for under the guidance for internal use software. The costs incurred in the preliminary stages of development are expensed as incurred. Once the preliminary stage is complete and an application has reached the development stage, if: (1) the costs are direct and incremental and (2)

management has determined that it is probable that the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use. We use judgement in evaluating whether a project provides new or additional functionality, determining the point at which various projects enter the development stage for which costs may be capitalized, the estimated useful life over which the costs are amortized, and assessing the ongoing value and impairment of the capitalized costs.

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

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third-party valuation specialists to assist us in determining the fair values and useful lives of the intangible assets acquired. Such valuations and useful life determinations utilize significant estimates and assumptions. These significant estimates in valuing certain intangible assets include, but are not limited to, forecasted revenue and expenses, customer attrition rates, useful lives, royalty rates, and discount rates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using the straight-line method designed to match the amortization to the benefits received.

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

During the fiscal years ended December 31, 2023 and 2022, the Company did not identify any events or circumstances that would have triggered an interim goodwill impairment review. To assess whether periodic declines in our market capitalization were an indicator requiring an interim goodwill impairment test, we considered the significance of the specific decline and the length of time our common stock had been trading at a depressed value along with the factors described above. The specific declines in the price of the Class A common stock during the fiscal years were not deemed to be a sustained decrease in share price as they were for a relatively short period of time and would not result in a shortfall of our reporting unit’s carrying value relative to its fair value during the interim period. Accordingly, they did not constitute a triggering event requiring an interim goodwill impairment review.

Further, for the Company’s annual goodwill impairment test during fiscal years ended December 31, 2023 and 2022, the Company opted to bypass the qualitative assessment and performed the quantitative analysis by comparing the Company’s market capitalization (using the closing price of the Company’s shares of Class A common stock on the NYSE as of the annual impairment test dates) which approximates the reporting unit’s fair market value with the reporting unit’s carrying value. As a result of the quantitative analysis, the Company concluded that the fair value of its reporting unit exceeded its carrying value by 172% and 166% as of December 31, 2023 and 2022, respectively. Accordingly, no goodwill impairment was recognized in the fiscal years ended December 31, 2023 and 2022.

A hypothetical 10 percentage point decrease in the closing price of the Company’s shares of Class A common stock on the NYSE on December 29, 2023 (the last trading day of the year) and December 30, 2022, would have resulted in the fair value of the Company’s reporting unit exceeding its carrying value by 145% and 139%, respectively.

Business Combinations

In accordance with applicable accounting standards, we estimate the fair value of acquired assets and assumed liabilities as of the acquisition date of business combinations. We allocate purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Management estimates the fair value of the intangible assets using valuation techniques which include the use of a discounted cash flow model in an income or market based valuation approach. Such valuation approaches require management to make significant estimates and assumptions. Significant estimates in valuing certain intangible assets include, but are not limited to, forecasted revenue and expenses, customer attrition rates, useful lives, royalty rates, and discount rates.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred.

Share-Based Compensation
Prior to the IPO, certain employees were granted unit-based awards by the Company’s predecessor entity, Holdings LLC, as profit interests based on the estimated fair value of the awards at the date of grant. Holdings LLC utilized the Black-Scholes pricing model for determining the estimated fair value of the unit-based awards on the date that the awards are granted. Given the absence of any active market for the shares underlying the awards, the fair value of the awards was determined with input from management and third-party valuations. In connection with the Organizational Transactions, as described in Note 1 to our Consolidated Financial Statements, certain of these outstanding unit-based awards were converted into restricted and unrestricted shares and restricted stock units (“RSUs”) of PowerSchool Holdings, Inc. After the IPO, the Company uses the publicly quoted price as reported on the NYSE as the fair value of the restricted shares, unrestricted shares and its RSUs on their respective grant dates. For service based awards, compensation expense is recognized on a straight-line basis over the respective requisite service periods of the awards. For performance-based awards where vesting is contingent upon both a service and performance condition or both a service and market condition, compensation expense is recognized over the respective requisite service period of the award when achievement of the performance or market condition is considered probable. Share-based compensation expense is recognized within cost of revenue; research and development; and selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss based on the function of the employees receiving awards. Any forfeitures are accounted for as they occur.
Tax Receivable Agreement
In connection with the Organizational Transactions, the Company entered into a Tax Receivable Agreement (“TRA”) with Topco LLC, Vista Equity Partners, and Onex whereby the Company agreed to pay 85% of the amount of certain tax benefits to such pre-IPO owners. Payments to be made under the TRA will vary depending on several factors, including applicable tax rates and the timing and amount of our future income.
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

Significant judgment is required in determining the accounting for income taxes. In the ordinary course of business, many transactions and calculations arise where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the accounting for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from our assumptions and estimates used when determining the accounting for income taxes. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements.
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

Adjusted Gross Profit
Adjusted Gross Profit is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Adjusted Gross Profit as gross profit, adjusted for depreciation, share-based compensation expense and the related employer payroll tax, restructuring and acquisition-related expenses, amortization of acquired intangible assets, and capitalized product development costs. We use Adjusted Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of depreciation, share-based compensation, restructuring expense, acquisition-related expenses, and amortization of acquired intangibles and capitalized product development costs from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net income (loss) adjusted for net interest expense, depreciation and amortization, provision for (benefit from) income tax, share-based compensation expense and the related employer payroll tax, management fees, restructuring expense, acquisition-related expense, and nonrecurring litigation expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.

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

Reconciliation of Gross profit to Adjusted gross profit

	Year Ended December 31,
(in thousands except percentages)	2023	2022	2021
Gross profit	$413,778	$358,336	$317,740
Depreciation	720	1,056	1,771
Share-based compensation (1)	10,029	8,557	3,556
Restructuring(2)	524	3,480	3,097
Acquisition-related expense(3)	394	663	591
Amortization	65,478	57,196	48,939
Adjusted Gross Profit	$490,923	$429,288	$375,694
Gross Profit Margin(4)	59.3%	56.8%	56.9%
Adjusted Gross Profit Margin(5)	70.4%	68.1%	67.3%

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
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(39,072)	$(27,741)	$(43,065)
Add:
Amortization	127,292	117,444	107,013
Depreciation	3,375	4,775	6,514
Interest expense - net(1)	66,722	40,013	58,928
Loss on extinguishment of debt	—	—	12,905
Income tax expense (benefit)	(476)	(12,815)	(22,415)
Share-based compensation	63,216	50,219	25,125
Management fees(2)	318	390	654
Restructuring(3)	5,653	12,312	4,847
Acquisition-related expense(4)	8,174	4,005	10,650
Change in Tax Receivable Agreement liability(5)	(3,264)	7,788	—
Adjusted EBITDA	$231,938	$196,390	$161,156

Net loss margin(6)	(5.6)%	(4.4)%	(7.7)%
Adjusted EBITDA margin(7)	33.2%	31.1%	28.9%

(1)    Interest expense, net of interest income.
(2)    Refers to expense associated with collaboration with our principal stockholders and their internal consulting groups.
(3)    Refers to costs incurred related to migration of customers from legacy to core products, remaining lease obligations for abandoned facilities, severance expense related to offshoring activities, facility closures, loss on modification of debt, nonrecurring litigation expense, and executive departures.
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our consolidated income statements and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. Also, refers to the fair value adjustments recorded to the contingent consideration liability related to the acquisitions of Kinvolved and Chalk. These incremental costs are embedded in our research and development, selling, general and administrative, and cost of revenue line items.
(5)    Refers to impact of the remeasurement of the Tax Receivable Agreement liability.
(6)    Represents net loss as a percentage of revenue
(7)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$170,594	$149,009	$143,103
Less:
Purchases of property and equipment	(2,168)	(3,651)	(3,988)
Capitalized product development costs	(38,521)	(41,460)	(35,920)
Free Cash Flow	$129,905	$103,898	$103,195

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the twelve months ended December 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of December 31, 2023, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. The First Lien and Revolving Credit Agreement carried interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin for the First Lien is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The applicable margin for the Revolving Credit Agreement is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio.
As of December 31, 2023, we had an outstanding debt balance of $837.9 million related to our First Lien. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $8.4 million.

To date, we have not entered into any hedging arrangements with respect to interest rate risk or other derivative financial instruments.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PowerSchool Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerSchool Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’/members’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2022 due to adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company generates revenue from software-as-a-service (“SaaS”) offerings in cloud and hosted environments, professional services, software licenses, software maintenance, and reseller arrangements. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Management applies significant judgement in identifying performance obligations.

For those contracts with multiple performance obligations, evaluating the judgements applied by management in identifying the relevant performance obligations required a high degree of auditor judgement and an increased extent of audit effort. Accordingly, we identified the identification of performance obligations as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification of performance obligations included the following, among others:

•We tested the effectiveness of internal controls related to the review of customer contracts specifically around the identification of performance obligations.

•For a selection of revenue contracts we performed the following: (1) Obtained and read the related contract, including the Main Services Agreement, applicable amendments, and other documents that were part of the contract and (2) Evaluated whether management appropriately identified the performance obligations.

Business Combinations – SchoolMessenger – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

On October 2, 2023, the Company acquired all of the equity interests of SchoolMessenger for a total purchase price of $300.3 million. The Company has accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including intangible assets totaling $70.1 million attributable to customer relationships and developed technologies (collectively “intangible assets”). Management estimated the fair value of the intangible assets using valuation techniques which include the use of the discounted cash flow model which required management to make significant estimates including, but not limited to forecasted revenue and expenses, customer attrition rates, useful lives, royalty rates, and discount rates.

We identified forecasted revenue as a critical audit matter because of the significance of management’s estimate in determining the fair value of the intangible assets. Auditing forecasted revenue required a high degree of auditor judgment, and an increased extent of effort, to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted revenue included the following, among others:

•We tested the effectiveness of internal controls over the valuation for the acquired intangible assets, including management’s controls related to the forecasted revenue.

•We evaluated the reasonableness of forecasted revenue, by comparing it to (1) historical revenue results of SchoolMessenger, (2) historical revenue growth rates of peer companies, (3) forecasted industry revenue growth rates, and (4) communications between management and the Board of Directors.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California
February 29, 2024

We have served as the Company’s auditor since 2015.

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31, 2023	As of December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$39,054	$137,471
Accounts receivable—net of allowance of $7,930 and $4,712 respectively	76,618	54,296
Prepaid expenses and other current assets	40,449	36,886
Total current assets	156,121	228,653
Property and equipment - net	5,003	6,173
Operating lease right-of-use assets	15,998	8,877
Capitalized product development costs - net	112,089	100,861
Goodwill	2,740,725	2,487,007
Intangible assets - net	710,635	722,147
Other assets	36,311	29,677
Total assets	$3,776,882	$3,583,395
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,629	$5,878
Accrued expenses	116,271	84,270
Operating lease liabilities, current	4,958	5,263
Deferred revenue, current	373,672	310,536
Current portion of long-term debt	8,379	7,750
Total current liabilities	516,909	413,697
Noncurrent Liabilities:
Other liabilities	2,178	2,099
Operating lease liabilities—net of current	13,359	8,053
Deferred taxes	275,316	281,314
Tax Receivable Agreement liability	396,397	410,361
Deferred revenue—net of current	6,111	5,303
Long-term debt, net	811,325	728,624
Total liabilities	2,021,595	1,849,451
Commitments and contingencies (Note 13)

Stockholders' Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 164,796,626 and 159,596,001 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 37,654,059 and 39,928,472 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	1,520,288	1,438,019
Accumulated other comprehensive loss	(2,094)	(2,122)
Accumulated deficit	(218,387)	(187,250)
Total stockholders'/members’ equity attributable to PowerSchool Holdings, Inc.	1,299,827	1,248,667
Non-controlling interest	455,460	485,277
Total stockholders'/members’ equity	1,755,287	1,733,944
Total liabilities and stockholders'/members' equity	$3,776,882	$3,583,395
See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscriptions and support	$600,189	$543,444	$477,296
Service	72,555	70,402	61,976
License and other	24,907	16,837	19,326
Total revenue	697,651	630,683	558,598
Cost of revenue:
Subscriptions and support	154,021	151,374	135,963
Service	55,866	59,027	51,803
License and other	7,788	3,694	2,384
Depreciation and amortization	66,198	58,252	50,708
Total cost of revenue	283,873	272,347	240,858
Gross profit	413,778	358,336	317,740
Operating expenses:
Research and development	105,901	107,498	92,740
Selling, general, and administrative	214,807	178,337	149,167
Acquisition costs	4,280	2,630	7,299
Depreciation and amortization	64,470	63,967	62,818
Total operating expenses	389,458	352,432	312,024
Income from operations	24,320	5,904	5,716
Interest expense—net	66,722	40,013	58,935
Change in Tax Receivable Agreement liability	(3,264)	7,788	—
Loss on modification and extinguishment of debt	96	—	12,905
Other (income) expenses—net	314	(1,341)	(644)
Loss before income taxes	(39,548)	(40,556)	(65,480)
Income tax benefit	(476)	(12,815)	(22,415)
Net loss	(39,072)	(27,741)	(43,065)
Less: Net loss attributable to non-controlling interest	(7,935)	(6,954)	(9,296)
Net loss attributable to PowerSchool Holdings, Inc.	(31,137)	(20,787)	(33,769)
Net loss attributable to PowerSchool Holdings, Inc. Class A common stock:
Basic	(31,137)	(20,787)	(33,769)
Diluted	(31,137)	(26,807)	(33,769)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic and diluted	$(0.19)	$(0.13)	$(0.21)
Weighted average shares of Class A common stock:
Basic	162,957,390	158,664,189	157,576,056
Diluted	162,957,390	198,592,661	157,576,056

Other comprehensive income (loss):
Foreign currency translation	25	(1,903)	(554)
Change in unrealized loss on investments	3	(3)	—
Total other comprehensive income (loss)	28	(1,906)	(554)
Less: Other comprehensive income (loss) attributable to non-controlling interest	$5	$(382)	$(55)
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(31,114)	$(22,311)	$(34,268)
See notes to consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY
(in thousands)

	Members investment	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
		Shares	Amount	Shares	Amount
Balance—December 31, 2020	$1,855,730	—	$—	—	$—	$—	$441	$(178,298)	$—	$1,677,873
Activity prior to IPO and organizational transactions:
Repurchase of management incentive units	(448)	—	—	—	—	—	—	—	—	(448)
Management incentive unit-based compensation	3,204	—	—	—	—	—	—	—	—	3,204
Foreign currency translation	—	—	—	—	—	—	(283)	—	—	(283)
Net Loss	—	—	—	—	—	—	—	(1,509)	—	(1,509)
Balance—July 30, 2021	$1,858,486	—	$—	—	$—	$—	$158	$(179,807)	$—	$1,678,837
Effects of the IPO and organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount, commissions and deferred offering costs	—	157,918	16	—	—	754,375	—	—	—	754,391
Issuance of Class B common stock	—	—	—	39,928	4	—	—	—	—	4
Effects of organizational transactions	(1,858,486)	—	—	—	—	1,370,041	—	—	488,445	—
Allocation of equity to non-controlling interests	—	—	—	—	—	(51,700)	—	47,041	4,659	—
Establishment of tax receivable agreement liability	—	—	—	—	—	(404,394)	—	—	—	(404,394)
Adjustment to deferred taxes	—	—	—	—	—	(287,364)	—	—	—	(287,364)
Activity subsequent to the IPO and organizational transactions:
Issuance of common stock upon vesting of Restricted Stock Awards	—	116	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	23,414	—	—	—	23,414
Foreign currency translation	—	—	—	—	—	—	(374)	—	—	(374)
Allocation of equity to non-controlling interests	—	—	—	—	—	(4,405)	—	—	4,405	—
Net loss	—	—	—	—	—	—	—	(32,260)	(9,296)	(41,556)
Balance—December 31, 2021	$—	158,034	$16	39,928	$4	$1,399,967	$(216)	$(165,026)	$488,213	$1,722,958
Issuance of common stock upon vesting of Restricted Stock Awards	$—	1,562	$—	—	$—	$—	$—	$—	$—	$—
Net share settlement of equity awards	$—	—	$—	—	$—	$(11,187)	$—	$—	$—	$(11,187)
Share-based compensation	$—	—	$—	—	$—	$53,389	$—	$—	$—	$53,389
Other comprehensive loss	$—	—	$—	—	$—	$—	$(1,906)	$—	$—	$(1,906)
Allocation of equity to non-controlling interests	$—	—	$—	—	$—	$(4,018)	$—	$—	$4,018	$—

Adjustments to deferred taxes	$—	—	$—	—	$—	$163	$—	$—	$—	$163
Deferred offering costs	$—	—	$—	—	$—	$(295)	$—	$—	$—	$(295)
Cumulative effect adjustment upon adoption of ASC 842 (note 2)	$—	—	$—	—	$—	$—	$—	$(1,437)	$—	$(1,437)
Net loss	$—	—	$—	—	$—	$—	$—	$(20,787)	$(6,954)	$(27,741)
Balance—December 31, 2022	$—	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
Issuance of common stock upon vesting of Restricted Stock Awards	$—	2,926	$—	—	$—	$—	$—	$—	$—	$—
Net share settlement of equity awards	$—	—	$—	—	$—	$(1,604)	$—	$—	$—	$(1,604)
Share-based compensation	$—	—	$—	—	$—	$64,077	$—	$—	$—	$64,077
Other comprehensive loss	$—	—	$—	—	$—	$—	$28		$—	$28
Allocation of equity to non-controlling interests	$—	—	$—	—	$—	$(5,760)	$—	$—	$5,760	$—
Exchange of Class B common stock for Class A common stock related to secondary offering	$—	2,274	$—	(2,274)	$—	$27,642	$—	$—	$(27,642)	$—
Adjustments to deferred taxes and Tax Receivable Agreement liability	$—	—	$—	—	$—	$(2,086)	$—	$—	$—	$(2,086)
Net loss	$—	—	$—	—	$—	$—	$—	$(31,137)	$(7,935)	$(39,072)
Balance—December 31, 2023	$—	164,796	$16	37,654	$4	$1,520,288	$(2,094)	$(218,387)	$455,460	$1,755,287

See notes to consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(39,072)	$(27,741)	$(43,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on modification and extinguishment of debt	96	—	12,905
Depreciation and amortization	130,667	122,219	113,479
Share-based compensation	61,147	50,267	25,137
Amortization of operating lease right-of-use assets	3,584	6,050	—
Change in fair value of acquisition-related contingent consideration	(273)	(4,886)	—
Amortization of debt issuance costs	4,215	3,552	9,097
Provision for allowance for doubtful accounts	4,537	1,098	1,119
Gain on lease modification	(455)	—	—
Write off of right-of-use assets and disposal of property and equipment	129	8,837	97
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(12,318)	(5,975)	7,299
Prepaid expenses and other current assets	(2,353)	1,664	(1,099)
Other assets	(5,079)	(2,792)	(1,576)
Accounts payable	4,581	(6,052)	2,265
Accrued expenses	(711)	9,938	3,381
Other liabilities	(5,591)	(12,137)	(271)
Deferred taxes	(3,297)	(15,269)	(429,258)
Tax receivable agreement liability	(2,338)	7,788	404,394
Deferred revenue	33,125	12,448	39,199
Net cash provided by operating activities	170,594	149,009	143,103
Cash flows from investing activities:
Purchases of property and equipment	(2,168)	(3,651)	(3,988)
Proceeds from sale of property and equipment	39	—	—
Investment in capitalized product development costs	(38,521)	(41,460)	(35,920)
Purchase of internal use software	(259)	—	—
Acquisitions—net of cash acquired	(300,046)	(31,143)	(333,593)
Payment of acquisition-related contingent consideration	(3,528)	(1,392)	—
Net cash used in investing activities	(344,483)	(77,646)	(373,501)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(1,604)	(11,187)	—
Proceeds from Revolving Credit Agreement	40,000	70,000	55,000
Proceeds from First Lien Debt amendment	99,256	—	—
Proceeds from Bridge Loan	—	—	315,200
Repayment of Bridge Loan	—	—	(320,000)
Repayment of Second Lien Debt	—	—	(365,000)
Repayment of Revolving Credit Agreement	(40,000)	(70,000)	(95,000)
Repayment of Incremental Facility	—	—	(68,775)
Repayment of First Lien Debt	(6,074)	(7,750)	(7,750)
Payments for repurchase of management incentive units	—	—	(448)
Payments of deferred offering costs	—	(295)	(11,753)
Payment of debt issuance costs	(15,708)	—	(2,823)
Repayment of capital leases	—	—	(27)
Proceeds from initial public offering	—	—	766,075
Net cash provided by (used in) financing activities	75,870	(19,232)	264,699
Effect of foreign exchange rate changes on cash	(408)	(1,141)	(556)
Net increase in cash, cash equivalents, and restricted cash	(98,427)	50,990	33,745
Cash, cash equivalents, and restricted cash—Beginning of period	137,981	86,991	53,246
Cash, cash equivalents, and restricted cash—End of period	$39,554	$137,981	$86,991
Supplemental disclosures of cash flow information:
Cash paid for interest	$61,660	$28,948	$51,438
Cash paid for income taxes	3,409	2,103	2,452
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$255	$126	$765
Capitalized interest related to investment in capitalized product development costs	1,954	936	403
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$39,054	$137,471	$86,479
Restricted cash, included in other current assets	500	510	512
Total cash, cash equivalents, and restricted cash	$39,554	$137,981	$86,991
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

The Company’s cloud platform is an integrated, enterprise-scale suite of solutions purpose-built for the K-12 education market. The Company’s platform is embedded in school workflows and is used by educators, students, administrators, and parents. Its cloud-based technology platform helps schools and districts efficiently manage state reporting and related compliance, special education, finance, human resources, talent, registration, attendance, funding, learning, instruction, grading, assessments, communications, and analytics in one unified platform. The Company’s integrated technology approach streamlines operations, aggregates disparate data sets, and develops insights using predictive modelling and machine learning.

The Company is headquartered in Folsom, California, and together with its subsidiaries has locations in the United States (“U.S.”), Canada, India, and the United Arab Emirates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022, the consolidated statements of operations and comprehensive loss, statements of stockholders’/members’ equity, and statements of cash flows for the years ended December 31, 2023, 2022, and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
•the useful lives and recoverability of long-lived assets, including capitalized product development costs
•the recognition, measurement, and valuation of deferred income taxes
•the actual amounts and timing of payments under the Tax Receivable Agreement; and
Actual results could differ from those estimates under different assumptions or conditions.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosure. This update enhances the disclosures for income tax rate reconciliation whereby entities are required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items which meet a certain qualitative threshold. The guidance is effective for the Company beginning on January 1, 2024. The accounting pronouncement is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Recently Adopted
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
Revenue Recognition
The Company generates revenue from the following sources: (i) software-as-a-service (“SaaS”) offerings in cloud and hosted environments; (ii) professional services including implementation, consulting, training, and data migration services; (iii) software license; (iv) software maintenance; and (v) reseller arrangements.
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:
1.Identify the contract(s) with a customer

2.Identify the performance obligations in the contract
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations in the contract
5.Recognize revenue when (or as) the Company satisfies a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed and has determined that contract terms are generally three years. However, the contract may be in 12-month increments as customers are generally permitted to terminate after 12 months due to non-appropriation of funds. The Company also evaluates whether any optional periods represent a material right. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Transaction price includes both fixed and variable consideration. However, the Company only includes variable consideration in the transaction price to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling price based on its overall pricing objectives, taking into consideration discounts which can vary based on the value of contracts, products sold, the number and types of users within the contracts, and the market conditions within a geographic location of the customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
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
Professional Services
Professional services revenue is comprised of implementation, consulting, training, and data migration services associated with the Company’s SaaS offerings and licensed software. These services are generally recognized when services are rendered, with service durations spanning from several weeks to several months, depending on the scope and complexity of the work. Payment terms for professional services may be based on a fixed fee or charged on a time and materials basis.
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
Principal vs. Agent
From time to time the Company enters into arrangements with third parties to offer their products both as integrated into the Company’s offerings as well as add-ons for specific configurations with separate pricing. The Company considers the terms of our arrangements and the economics of the transactions with the third parties to determine the nature of our promise to the customer and whether or not the Company has control of the products or services prior to the transfer to the customer. Where we determine that the Company has control and the nature of our promise is to provide the underlying good or service, we recognize revenue on a gross basis (as the principal) and where the nature of the promise is primarily to facilitate the sale, we recognize revenue on a net basis (as the agent).
Contract Acquisition Costs
Contract and customer acquisition costs, consisting primarily of sales commissions, are incremental and recoverable costs of obtaining a contract. These costs are capitalized using the portfolio approach and are amortized over the expected period of benefit, which is the estimated life of the technology (determined to be approximately 7 years) provided in the underlying contract. The amortization is determined on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Deferred commissions that will amortize within the next 12-month period are classified as current and included in prepaid expenses and other current assets. The remaining balance is classified as noncurrent and are included in other assets. The Company also applies the practical expedient to expense certain costs as incurred when the amortization period of the underlying asset is expected to be one year or less. The practical expedient typically applies to the Company’s professional services offerings.
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
The estimated fair value of our investments are based on quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. Other than our money market funds, we classify our fixed income investments as having Level 2 inputs. The valuation techniques used to measure the fair value of our investments having Level 2 inputs are determined by third-party pricing services and are derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. As of December 31, 2023, we do not hold any investments valued with Level 2 or 3 inputs.

Additionally, the Company had recognized contingent consideration liability related to the acquisition of Chalk (defined below) which was classified as an accrued expense on the Company’s consolidated balance sheet. In addition, the Company has assumed a contingent consideration liability from the acquisition of SchoolMessenger of $0.6 million, which is classified as a noncurrent liability on the Company’s consolidated balance sheet. The fair value of the contingent consideration liability is based on unobservable inputs, including management estimates and assumptions about future revenues and share price, and therefore, classified as Level 3. See Note 10 for further information regarding the fair value of the contingent consideration liability from Chalk.
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
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents consist primarily of money-market funds and are considered high investment grade. We place the majority of our cash and cash equivalents with financial institutions that management believes to have high-quality credit. Certain of our cash balances held with a financial institution are in excess of Federal Deposit Insurance Corporation limits. Our investment portfolio consists of investments diversified among security types, industries and issuers. Our investments were held and managed by recognized financial institutions that followed our investment policy with the main objective of preserving capital and maintaining liquidity.
The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, historical payments, and current economic trends. The Company had no customers who accounted for more than 10% of accounts receivable as of December 31, 2023 and December 31, 2022. Since most of these receivables were satisfied in subsequent periods, the Company believes that this does not pose an undue concentration of credit risk on the Company.
The Company had no customers accounting for more than 10% of total revenue for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents included $5.0 million of money-market funds. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
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
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of software, equipment, and furniture and fixtures which is generally three to ten years. Buildings are depreciated over a useful life of 20 years. Amortization of leasehold improvements is computed using the shorter of the estimated useful lives or the terms of their respective leases, generally one year to nine years.
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

The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is the Company’s incremental borrowing rate (“IBR”) because the interest rate implicit in the Company’s leases is not readily determinable. The Company estimates its IBR based on the information available at lease commencement date for borrowings with a similar term. The ROU asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors and lease incentives. The operating lease ROU assets and liabilities recognized at January 1, 2022, the adoption date of ASC 842, were based on the present value of lease payments over the remaining lease term as of that date, using the IBR as of that date.

The Company elected the practical expedients to not recognize ROU assets and liabilities for leases with a term of less than twelve months and to not separate non-lease components from the associated lease components. The total consideration includes fixed payments and contractual escalation provisions. The Company is responsible for maintenance, insurance, property taxes, and other variable payments, which are expensed as incurred. Some leases include options to renew or terminate. The Company includes the option to renew or terminate in its determination of the lease term when the option is deemed to be reasonably assured to be exercised. The Company accounts for changes in the expected lease term as a modification of the original contract.

Operating leases are classified in "Operating lease right-of-use assets", "Operating lease liabilities, current", and "Operating lease liabilities—net of current" on our consolidated balance sheets.
Capitalized Product Development Costs
The Company’s software development costs are accounted for under the guidance for internal use software. The costs in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs are capitalized if: (1) the costs are direct and incremental and (2) management has determined that it is probable that the project will be completed and the software will be used to perform the function intended. These costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized software development costs are being amortized to cost of revenue on a straight-line basis over five years. Useful lives are reviewed at least annually and adjusted if appropriate.
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
Capitalized Interest
Interest is capitalized on the Company’s software and website development. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under development during the period. Capitalized interest is amortized over the useful lives of such assets and the amortization is reported as cost of revenue.
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
Recoverability of Long-Lived and Intangible Assets
The Company evaluates the recoverability of its long-lived assets, including amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. Long-lived assets are evaluated for impairment at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets or an asset group by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets
No long-lived asset impairment losses were recorded by the Company during any of the periods presented.
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
Business Combinations
The Company accounts for acquisitions under the purchase method of accounting in accordance with ASC 805, Business Combinations. The consolidated statements of operations and comprehensive loss include the results of operations of the acquirees since the date of acquisition. The net assets of the acquisition with the exception of contract assets and contract liabilities (i.e., deferred revenue) and leases were recorded at their estimated fair values as of the acquisition date. The fair value of the intangible assets is determined using valuation techniques which include the use of a discounted cash flow model in an income or market based valuation approach. Such valuation approaches require management to make significant estimates and assumptions. Significant estimates in valuing certain intangible assets include, but are not limited to, forecasted revenue and expenses, customer attrition rates, useful lives, royalty rates, and discount rates. Contract assets and contract liabilities acquired in a business combination are recognized and measured on the acquisition date in accordance with ASC 606, as if the Company had originated the contracts. Leases acquired in a business combination are recognized and measured on the acquisition date in accordance with ASC 842.

The provisional fair values may change as the Company obtains additional information. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation.
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
In connection with the Organizational Transactions, certain of these outstanding unit-based awards were converted into restricted and unrestricted shares and restricted stock units (“RSUs”) of PowerSchool Holdings, Inc. After the IPO, the Company uses the publicly quoted price as reported on the NYSE as the fair value of the restricted shares, unrestricted shares and its RSUs on their respective grant dates.
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
Tax Receivable Agreement
In connection with the Organizational Transactions, the Company entered into a Tax Receivable Agreement (“TRA”) with Topco LLC, Vista Equity Partners, and Onex whereby the Company agreed to pay 85% of the amount of certain tax benefits to such pre-IPO owners. Payments to be made under the TRA will vary depending on several factors, including applicable tax rates and the timing and amount of our future income.
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the TRA liability between reporting periods are recognized in the consolidated statement of operations. See Note 17, Income Taxes, for additional information on the TRA.
Cost of Revenue
The Company includes costs directly related to revenue as a component of cost of revenue. Personnel costs associated with cost of revenue consist of salaries, benefits, bonuses, payroll taxes, and stock-based compensation expense.
Subscriptions and support
Subscriptions and support cost of revenue consists of costs directly related to subscription services, including personnel costs related to operating data centers and customer support operations, hosting and data center related costs, third-party software licenses, and allocated facilities and overhead costs.
Service
Service cost of revenue consists of personnel costs related to the delivery of the Company’s service offerings, software, equipment, and information technology related expenses, third-party contractor costs, as well as travel and allocated facilities and overhead costs.

License and other
License and other cost of revenue consists primarily of personnel costs associated with delivering licenses, hardware, reseller arrangements, and allocated facilities and overhead costs.
Depreciation and amortization
Depreciation and amortization cost of revenue includes allocated depreciation of its computer and software equipment related to the Company’s customer support operations, hosting and data center related costs, and amortization of the Company’s capitalized product development costs and technology intangible assets.
Operating Expenses
The Company’s operating expenses consist of research and development, selling, general, and administrative expenses as well as acquisition costs. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales incentives, payroll taxes, and stock-based compensation expense, as well as the related overhead costs to support the Company’s staff. Other significant components of operating expenses include events and travel, professional fees, allocated facilities and overhead costs, general marketing and promotion costs, and bad debt expense.
Research and development
Research and development expenses consist primarily of personnel costs and the related overhead costs to support our staff, software and hardware costs, third-party professional fees, and allocated facilities and overhead costs.
Selling, general, and administrative
Selling, general, and administrative expenses consist primarily of personnel costs and the related overhead costs to support the Company’s staff across the corporate functions of sales, executive, finance, human resources, information technology, internal operations, and legal, as well as sales commissions, third-party professional fees, bad debt expense, marketing and promotional activities, travel, and allocated costs for facilities and overhead costs.
Acquisition costs
Acquisition costs relate primarily to transaction expenses incurred in relation to the Company’s acquisitions.
Depreciation and amortization
Depreciation and amortization costs include allocated depreciation of the Company’s property and equipment and amortization of customer relationship and trademark intangible assets.
Advertising Expense
Advertising costs are expensed as they are incurred. During the years ended December 31, 2023, 2022, and 2021, the Company incurred advertising costs of $9.5 million, $4.9 million, and $4.1 million, respectively. Advertising costs are included within sales, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.
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

Foreign currency exchange gains and losses are recorded within other (income) expense – net. For the year ended December 31, 2023, foreign currency transaction losses were $0.3 million. For the year ended December 31, 2022 and 2021, foreign currency transaction gains were $1.1 million and $0.2 million, respectively.
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
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating and reportable segment. The Company does not have material long-lived assets in geographic areas outside of the United States.
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

3. BUSINESS COMBINATIONS
We completed two acquisitions in fiscal year 2023 and three acquisition in fiscal year 2022. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The measurement period is one year from the acquisition date. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation techniques include the use of a discounted cash flow model in an income or market based valuation approach.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.

Fiscal 2023 Acquisitions

Jarulss Software Solutions Private Limited (“Neverskip”)

On August 9, 2023, the Company acquired all of the equity interests of Neverskip. Neverskip is a leading provider of school solutions software in India. The purpose of the acquisition was to enhance and expand PowerSchool’s product offerings.

The total purchase price for Neverskip was $10.0 million, which was paid in cash. Transaction costs of $0.7 million are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized net tangible liabilities of $2.4 million and recognized $6.6 million of intangible assets consisting of developed technology of $1.8 million customer relationships of $4.9 million and $0.01 million of trademarks. The Company recorded goodwill of $5.7 million arising from the acquisition, none of which is expected to be deductible for U.S. income tax purposes. The goodwill is a result of the growth expected from continuing to create a comprehensive education technology portfolio.
SchoolMessenger

On October 2, 2023, the Company acquired all of the equity interests of SchoolMessenger. SchoolMessenger is a leading provider of K-12 communication tools in North America. The purpose of the acquisition was to enhance and expand PowerSchool’s product offerings.

The total purchase price for SchoolMessenger was $300.3 million, which included cash of $290.3 million and deferred consideration of $10.0 million. Transaction costs of $2.3 million were incurred in the year-ended December 31, 2023 related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss.
The Company has accounted for this acquisition as a business combination. The consideration and the acquisition date fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Accounts receivable	$14,027
Prepaid expenses and other assets	1,128
Property and equipment	63
Right of use asset	409
Intangible asset - developed technologies	26,500
Intangible asset - customer relationships	43,600
Intangible asset - trademarks	8,100
Total assets acquired	93,827
Accounts payable	(2,326)
Accrued expenses	(5,693)
Lease liability	(409)
Other liabilities	(539)
Deferred revenue	(30,240)
Deferred taxes	(2,169)
Net assets acquired	52,451
Goodwill	247,815
Total consideration	$300,266
The acquired net assets assumed were recorded at their estimated fair values. The estimated values of the intangible assets were determined by the assistance of valuation specialists and estimates made by management. The Company recorded $247.8 million of goodwill arising from the acquisition of SchoolMessenger, the majority of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

Historical results of operations for Neverskip and SchoolMessenger were not material. Therefore, historical results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

Fiscal 2022 Acquisitions

Kinvolved, Inc.

On February 1, 2022, the Company acquired all of the equity interests of Kinvolved, Inc. (“Kinvolved”). Kinvolved is a leading provider of K-12 communications, attendance, and engagement solutions software. The purpose of the acquisition was to enhance and expand PowerSchool’s product offering.

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

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Year Ended December 31,
	2023	2022	2021

SaaS	$485,913	$433,643	$368,105
Professional services	72,555	70,402	61,976
Software maintenance	114,276	109,801	109,191
License and other	24,907	16,837	19,326
Total revenue	$697,651	$630,683	$558,598
Revenue recognized for the year ended December 31, 2023 and 2022 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

United States	$648,599	$585,253	$515,043
Canada	36,271	35,439	35,447
Other	12,781	9,991	8,108
Total revenue	$697,651	$630,683	$558,598
Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	December 31, 2023	December 31, 2022

Balance at beginning of period	$315,839	$301,157
Decrease from revenue recognized	(311,189)	(289,328)
Increase from acquisitions	20,526	1,586
Increase from current year net deferred revenue additions	354,607	302,424
Balance at end of period	$379,783	$315,839
As of December 31, 2023, the Company expects to recognize revenue on approximately 98% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	December 31, 2023	December 31, 2022

Contract costs, current	$7,695	$6,103
Contract costs, noncurrent	28,473	23,843
Total contract costs	$36,168	$29,946
For the years ended, December 31, 2023, 2022, and 2021, amortization expense for contract cost assets was $6.5 million, $4.7 million and $3.4 million, respectively. There was no impairment of contract cost assets during the periods presented.
5.     ACCOUNTS RECEIVABLE
Accounts receivable, net, is as follows (in thousands):

	December 31, 2023	December 31, 2022

Accounts receivable	$84,548	$59,008
Less allowance	(7,930)	(4,712)
Accounts receivable—net	$76,618	$54,296
The following tables presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2023	2022	2021

Allowance for doubtful accounts, beginning balance	$4,712	$4,964	$7,869
Additions to (removals from) allowance for doubtful accounts	5,691	131	(2,857)
Write-offs of bad debt expense	(2,473)	(383)	(48)
Allowance for doubtful accounts, ending balance	$7,930	$4,712	$4,964
6.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	December 31, 2023	December 31, 2022

Computer and software	16,073	16,272
Furniture and fixtures	1,641	1,563
Leasehold improvements	2,387	2,377
Property and equipment	20,101	20,212
Less accumulated depreciation	(15,098)	(14,039)
Property and equipment—net	$5,003	$6,173

Depreciation expense was $3.4 million, $4.8 million, and $6.5 million for the year ended December 31, 2023, 2022, and 2021, respectively.

In fiscal year 2022, the Company closed several smaller office locations prior to their respective contractual termination dates. As a result, a charge of $1.0 million related to the write-off of the furniture and leasehold improvements within these locations was recognized. See Note 12 for further information regarding the closure of these office locations.
7.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	December 31, 2023	December 31, 2022

Gross capitalized product development costs	$194,341	$152,663
Less accumulated amortization	(82,252)	(51,802)
Capitalized product development costs—net	$112,089	$100,861

Future estimated amortization expense on capitalized product developments projects is expected to be as follows as of December 31, 2023 (in thousands):

Year Ending December 31,
2024	32,561
2025	26,028
2026	20,126
2027	12,560
2028	5,261
Thereafter	15,553
Total	$112,089
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $30.4 million, $23.2 million, and $15.7 million for the year ended December 31, 2023, 2022, and 2021, respectively.
8.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2021	$2,454,692
Additions due to acquisitions	31,937
Other adjustments[1]	378
Balance—December 31, 2022	$2,487,007
Additions due to acquisitions	253,486
Other adjustments[1]	232
Balance—December 31, 2023	$2,740,725
_____________
1    Includes adjustments of acquisition-date fair value within the one-year measurement period and effects of foreign currency translation.

9. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	December 31, 2023	Weighted- Average Useful Life	December 31, 2022	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$321,957	8 years	$293,599	8 years
Customer relationships	791,253	14 years	742,600	14 years
Trademarks	61,595	9 years	53,474	9 years
Other	259	3 years	—
	$1,175,064		$1,089,673
Accumulated Amortization
Developed technology	$(169,777)		$(134,691)
Customer relationships	(266,473)		(210,120)
Trademarks	(28,092)		(22,715)
Other	(87)		—
	$(464,429)		$(367,526)
Intangible Assets—Net
Developed technology	$152,180		$158,908
Customer relationships	524,780		532,480
Trademarks	33,503		30,759
Other	172		—
	$710,635		$722,147
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks, customer relationships and other intangibles is included in operating expense on the Company’s consolidated statements of operations and comprehensive loss.
The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cost of revenue	$35,077	$33,989	$33,283
Operating expense	61,814	60,246	58,067
Total amortization of acquired intangible assets	$96,891	$94,235	$91,350
The estimated future amortization of intangible assets as of December 31, 2023, is as follows (in thousands):

Year Ending December 31,
2024	$101,889
2025	101,700
2026	90,546
2027	74,264
2028	72,009
Thereafter	270,227
Total	$710,635

10. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2023	December 31, 2022

Accrued compensation	$43,075	$38,966
Accrued interest	12,654	9,094
Accrued taxes	1,530	2,130
TRA liability, current	21,957	1,862
Other accrued expenses	37,055	32,218
Total accrued expenses	$116,271	$84,270
Included within other accrued expenses is the contingent consideration liability related to the acquisition of Chalk. The fair value of the contingent consideration is determined using the Monte Carlo simulation and is recorded as selling, general, and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss. The fair value was estimated quarterly and was based on unobservable inputs, including management estimates and assumptions about achieving future revenues and/or the Company's share price, and was, therefore, classified as Level 3 in the fair value hierarchy. The outstanding balance of the contingent consideration was paid in the third quarter of fiscal year 2023.

The changes in the fair value of the contingent consideration liability is as follows (in thousands):

Balance—January 1, 2022	$—
Acquisition date fair value	$10,079
Payment	$(1,392)
Fair value adjustments	$(4,886)
Balance—December 31, 2022	$3,801
Fair value adjustments	$(273)
Payment	$(3,528)
Balance—December 31, 2023	$—
11. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
First Lien Credit Agreement (“First Lien”)
In August 2018, the Company entered into a loan agreement with a consortium of lenders which provided $775.0 million of term loans. The First Lien also provided a Revolving Credit Agreement, discussed in more detail below.

On July 31, 2023, the Company entered into an incremental facility to the First Lien to borrow an additional
$100.0 million aggregate principal amount of incremental term loans, increasing the principal balance outstanding under the First Lien to $840.1 million as of the date of the amendment. Debt issuance costs of $0.8 million were recorded as a reduction to the carrying value of the related debt.

On October 12, 2023, the Company amended the First Lien to extend the maturity date on the agreement from July 31, 2025 to August 1, 2027. Debt issuance costs of $13.1 million were recorded as a reduction to the carrying value of the related debt. The amended First Lien was repayable in quarterly payments of $2.1 million through August 1, 2027, with all remaining outstanding principal due on August 1, 2027.
As of December 31, 2023, the interest rate for the First Lien is the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of December 31, 2023 and 2022 was 8.38% and 7.09%, respectively.

The First Lien is collateralized on a first lien basis by certain assets and property of the Company and includes covenants that among other things limit our ability to incur additional debt or issue dividends. As of December 31, 2023, we were in compliance with all covenants associated with the First Lien.
Revolving Credit Agreement

The First Lien provides for a Revolving Credit Agreement allowing the Company to borrow funds from time to time. In July 2021, the Revolving Credit Agreement was amended and permitted the Company to borrow up to $289.0 million. On October 12, 2023, the Revolving Credit Agreement was further amended to permit the Company to borrow up to $400.0 million and extended the maturity date from May 2, 2025 to May 2, 2027. In connection with the increase of the borrowing capacity and the extension of the maturity date, the Company paid fees of $2.0 million, which was recorded as capitalized debt issuance cost and presented within other assets on the consolidated balance sheet.
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
During the year ended December 31, 2023, the Company borrowed and repaid $40.0 million on the Revolving Credit Agreement and there was no outstanding balance on the revolving credit facility as of December 31, 2023 and 2022.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of December 31, 2023 and 2022, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.
The following table presents the outstanding long-term debt (in thousands):

	December 31, 2023	December 31, 2022

Total outstanding principal—First Lien	$837,926	$744,000
Less current portion of long-term debt	(8,379)	(7,750)
Less unamortized debt discount	(4,832)	(715)
Less unamortized debt issuance costs	(13,390)	(6,911)
Total long-term debt—net	$811,325	$728,624
Maturities on long-term debt outstanding as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$8,379
2025	8,379
2026	8,379
2027	812,789
Total	$837,926
12. Leases

The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2027. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $4.6 million, $5.5 million, and $8.2 million for the year ended December 31, 2023, 2022, and 2021, respectively.

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

In fiscal year 2022, the Company closed several smaller office locations prior to their respective contractual lease termination date. As a result, $7.6 million of right-of-use assets associated with these properties were written-off. Additionally, the Company also incurred an additional $0.3 million of costs associated with closing these office locations. These costs were recorded as selling, general, and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss.

Operating lease costs for the year ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost[1]	$4,521	$13,404
Short-term lease cost	$28	$197
Variable lease cost and other, net	$1,166	$1,486
Total lease cost	$5,715	$15,087
1 The operating lease costs for the twelve months ended 2022 include the write-off of right-of-use assets and costs associated with vacated properties.

Supplemental cash flow information related to leases as of December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022

Cash paid for operating leases	$5,723	$9,577
ROU assets obtained in exchange for new lease liabilities	10,874	5,484

Future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$5,966
2025	2,607
2026	1,990
2027	1,916
2028	1,907
Thereafter	9,674
Total undiscounted cash flows	$24,060
Less imputed interest	5,744
Present value of lease liabilities	$18,316
Weighted average remaining term (years)	7.1
Weighted average discount rate	6.9%
Future lease payments for operating leases under ASC 840 was $17.2 million for the fiscal year ended December 31, 2021.

13. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements, and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $201.4 million through 2028.

As of December 31, 2023, our future non-cancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows (in thousands):

Year Ending December 31,
2024	$68,504
2025	54,716
2026	39,667
2027	38,056
2028	500
Total	$201,443
Self-Insured Health Plan
The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $1.6 million and $2.2 million as of December 31, 2023 and 2022, respectively.
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

As of December 31, 2023, the holders of our issued Class A common stock collectively represented approximately 81.4% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 18.6% of the voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the period from the IPO to December 31, 2023 was 18.6%.

15. SHARE-BASED COMPENSATION

Prior to the IPO, Holdings LLC had historically maintained equity incentive plans for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Company’s 2021 Omnibus Incentive Plan (“2021 Plan”), approved on July 27, 2021 in connection with the IPO.The 2021 Plan initially reserves 19,315,000 shares of the Company’s Class A common stock and provides for the granting of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.
Market-share Units (“MSUs”)

In the first quarter of fiscal year 2023, the Company granted MSUs to certain executives. The target number of awards granted was based on the relative growth of the Company's share price over a two- and three-year performance period beginning on the date of grant and ending on the second and third anniversary of the grant date. These awards are subject to continuous employment through each individual vesting period.

The fair value of the MSUs was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 58%, 0% dividend yield, and a risk-free interest rate of 3.7%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted during the first quarter of 2023 was $12.6 million which is recognized on a straight-line basis over the performance periods. The share-based compensation expense of these awards was $4.0 million for the year ended December 31, 2023.

MSU activity for the year-ended December 31, 2023 is as follows:

	Market-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2022	—	—
Granted	474,846	26.64
Vested	—	—
Canceled	—	—
Balance—December 31, 2023	474,846	26.64

RSUs/RSAs

The RSUs granted under the 2021 Plan vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with a 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the year ended December 31, 2023 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—IPO (July 30, 2021)	—	—	—	—
Granted	6,520,365	$24.66	657,661	$9.44
Vested	—	—	(218,798)	$9.20
Canceled	(251,288)	$18.83	—	—
Balance—December 31, 2021	6,269,077	$24.89	438,863	$9.56
Granted	5,104,575	$17.19	—	$—
Vested	(1,861,862)	$25.00	(361,830)	$9.39
Canceled	(1,631,371)	$21.79	(22,517)	$15.02
Balance—December 31, 2022	7,880,419	$20.52	54,516	$8.43
Granted	3,558,873	$19.51	—	$—
Vested	(2,959,959)	$20.39	(37,986)	$8.53
Canceled	(1,308,545)	$19.68	—	$—
Balance—December 31, 2023	7,170,788	$20.22	16,530	$8.19
The following table presents the classification of share-based compensation in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year-ended December 31,
	2023	2022	2021
Cost of revenue
Subscriptions and support	$6,129	$5,028	$1,634
Service	3,326	3,442	1,922
Research and development	15,350	13,102	5,198
Selling, general, and administrative	36,342	28,695	16,371
Total share-based compensation	$61,147	$50,267	$25,125

Share-based compensation capitalized as product development costs was $2.9 million, $3.1 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the total future compensation cost related to unvested share awards is $140.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

	Year Ended December 31,
	2023	2022	2021
Basic net income (loss) per share:
Numerator:
Net loss	$(39,072)	$(27,741)	$(43,065)
Less: net loss attributable to non-controlling interest	(7,935)	(6,954)	(9,296)
Net loss attributable to PowerSchool Holdings, Inc., basic	(31,137)	(20,787)	(33,769)
Denominator:
Weighted average shares of Class A common stock, basic	162,957,390	158,664,189	157,576,056
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$(0.19)	$(0.13)	$(0.21)
Diluted net income (loss) per share:
Numerator:
Net loss attributable to PowerSchool Holdings, Inc., basic	$(31,137)	$(20,787)	$(33,769)
Adjustment from LLC Units	—	(6,020)	—
Net loss attributable to PowerSchool Holdings, Inc., diluted	(31,137)	(26,807)	(33,769)
Denominator:
Weighted average shares of Class A common stock, basic	162,957,390	158,664,189	157,576,056
Dilutive impact of LLC Units	—	39,928,472	—
Weighted average shares of Class A common stock, diluted	162,957,390	198,592,661	157,576,056
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$(0.19)	$(0.13)	$(0.21)

In addition, the following securities were not included in the computation of diluted shares for the years ended December 31, 2023, 2022 and 2021 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Year Ended December 31,
	2023	2022	2021
Unvested restricted shares and RSUs	7,187,318	7,934,935	6,707,759
LLC units	37,654,059	—	39,928,472
Market share units	474,846	—	—
Total excluded from diluted EPS calculation	45,316,223	7,934,935	46,636,231

17. INCOME TAXES

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(48,569)	$(47,342)	$(74,863)
Foreign	9,021	6,786	9,383
Loss before provision for income taxes	$(39,548)	$(40,556)	$(65,480)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$109	$(444)	$—
State	(194)	511	490
Foreign	2,604	2,166	2,142
Total current tax	2,519	2,233	2,632

	Year Ended December 31,
	2023	2022	2021
Deferred:
Federal	(1,626)	(7,526)	(21,341)
State	(137)	(6,322)	(2,248)
Foreign	(1,232)	(1,200)	(1,458)
Total deferred tax	(2,995)	(15,048)	(25,047)
Total provision for income taxes	$(476)	$(12,815)	$(22,415)

A reconciliation of the income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Earnings not subject to tax	(14.8)	(13.5)	(4.7)
State tax expense, net of federal benefit	(1.2)	8.3	2.8
Foreign earnings taxed at different rate	(3.4)	(2.1)	0.2
Tax restructurings	(13.6)	20.4	—
Change in fair value of contingent consideration	1.8	(4.5)	—
Tax credits	11.7	2.4	—
Other items	(0.3)	(0.4)	(2.4)
Change in valuation allowance	—	—	17.3
Effective tax rate	1.2%	31.6%	34.2%

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set forth below (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss and credit carryforwards	107,969	99,109
Interest expense	30,992	20,058
Lease liability	1,847	731
Other	1,723	1,200
Total gross deferred tax assets	142,531	121,098
Less valuation allowance	(479)	(449)
Total net deferred tax assets	142,052	120,649
Deferred tax liabilities:
Investment in partnership	(409,355)	(396,090)
Depreciation and amortization	(5,286)	(4,275)
ROU asset	(1,977)	(776)
Other	(750)	(822)
Total gross deferred tax liabilities	(417,368)	(401,963)
Net deferred tax liability	$(275,316)	$(281,314)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company has significant deferred tax liabilities, which are considered as a source of income to realize a majority of the deferred tax assets. Management has also considered the cumulative loss incurred by Holdings LLC over the three-year period ended December 31, 2023. However, the negative evidence of cumulative losses is offset by the objectively-verifiable source of future taxable income represented by the deferred tax liabilities.

As of December 31, 2023, the Company has $409.8 million of federal and $20.2 million of state net operating loss carryforwards, which are expected to expire on various dates. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2041. The federal net operating loss carryforwards generated in tax years after 2018 have an unlimited carryforward period, while those generated in earlier tax years have a twenty year carryforward, with expirations beginning in 2036.

The Company is subject to income tax in the United States and various other foreign countries or territories in which it operates. The 2020 through 2022 tax years are open to examination by the taxing jurisdictions in which the company is subject to income taxes. In addition, certain acquired loss, credit, and basis carryforwards are open to examination by the taxing authorities beginning in 2003.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2023	2022
Gross unrecognized income tax benefits - beginning balance	12,464	7,228
Increase related to tax positions taken during the current year	842	3,082
Increase related to tax positions taken during prior years	—	2,657
Decrease related to tax positions taken during prior years	(2,400)	(35)
Increase related to the Organizational Transactions	—	—
Decrease related to the lapse of applicable statute of limitations	(468)	(468)
Gross unrecognized income tax benefits - ending balance	10,438	12,464

As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $10.4 million and $12.5 million, respectively, which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to its unrecognized tax benefits within its provision for income taxes. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits are not material to the consolidated financial statements. The Company does not expect any changes to the unrecognized tax benefits in the next 12 months.

The Company considers the excess of the amount for financial reporting over the tax basis of the investment in its foreign subsidiary to be indefinitely reinvested outside the United States. At this time, the determination of unrecognized deferred tax liability for this amount is not practicable.

Tax Receivable Agreement

In connection with the Organizational Transactions, the Company entered into a TRA with Topco LLC, Vista Equity Partners, and Onex. The TRA provides for the payment by the Company to Topco LLC, Vista Equity Partners, and Onex, collectively, of 85% of the amount of tax benefits, if any, that are realized, or in some circumstances are deemed to realize, as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases of LLC Units with the proceeds of the IPO or exchanges of LLC Units in the future or any prior transfers of interests in Holdings LLC, (ii) certain tax attributes of the Blocker Entities and of Holdings LLC and subsidiaries of Holdings LLC that existed prior to the IPO and (iii) certain other tax benefits related to our making payments under the TRA (collectively, the “Tax Attributes”). The payment obligations under the TRA are not conditioned upon any LLC Unit holder maintaining a continued ownership interest in us or Holdings LLC and the rights of Topco LLC under the TRA are assignable. The Company expects to benefit from the remaining 15% of the tax benefits, if any, that are actually realized.

As of December 31, 2023, $22.0 million of the TRA was classified as a current liability and $396.4 million was classified as non-current in the consolidated balance sheet.
18. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. We may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were less than $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Total aggregate amounts due to Vista and Onex entities were less than $0.1 million as of December 31, 2023 and 2022.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $3.4 million, $3.9 million, and $2.9 million for all other services purchased from entities with common ownership for the year ended December 31, 2023, 2022, and 2021, respectively. Substantially all of the expenses related to the Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were $0.2 million and $0.5 million as of December 31, 2023 and 2022, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
The Company has a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, pursuant to a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB serves as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $36.8 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $14.5 million and $12.0 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the year ended December 31, 2023 and December 31, 2022, respectively.
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
19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions for the year ended December 31, 2023, 2022, and 2021, of $10.2 million, $10.0 million, and $8.8 million respectively.
20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date through February 29, 2024, the date at which the condensed consolidated financial statements were available to be issued.

In January 2024, the Company entered into a definitive agreement to acquire all of the voting shares of Allovue, Inc., a leading provider of K-12 financial budgeting and planning software for cash consideration of approximately $42.0 million. The acquisition closed on January 22, 2024 and we are in the process of completing the purchase price allocation.

In January 2024, in connection with the acquisition of SchoolMessenger, the Company paid deferred consideration of $5.0 million.

In January 2024, the Company had various borrowings under its Revolving Credit Agreement. The outstanding balance on the Revolving Credit Agreement as of February 29, 2024 was $95.0 million

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this report.

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

On October 2, 2023, we completed the acquisition of SchoolMessenger. We are now integrating processes, employees, technologies, systems, and operations of SchoolMessenger into the Company. As permitted by the rules and regulations of the SEC, we have excluded SchoolMessenger from our assessment of internal control over financial reporting as of December 31, 2023. We believe that we have taken necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration. SchoolMessenger’s financial statements are included in the December 31, 2023 consolidated financial statements and constituted approximately 9% of total assets as of December 31, 2023, and approximately 2% of total revenue during the year ended December 31, 2023.

Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of PowerSchool Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PowerSchool Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SchoolMessenger, which was acquired on October 2, 2023, and whose financial statements constitute 9% of total assets and 2% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at SchoolMessenger.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California
February 29, 2024

Item 9B. Other Information
Insider Trading Arrangements
On December 13, 2023, Hardeep Gulati, the Company’s Chief Executive Officer, adopted a 10b5-1 trading plan, which is designed to be in effect until August 30, 2024. The aggregate number of shares of Class A common stock to be sold pursuant to Mr. Gulati’s 10b5-1 plan is 400,000. Mr. Gulati’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On December 13, 2023, Eric Shander, the Company’s Chief Financial Officer, terminated the 10b5-1 trading plan that he adopted on August 10, 2023, which covered 61,025 shares of Class A commons stock and which was designed to terminate on March 28, 2024. On December 13, 2023, Mr. Shander adopted a new 10b5-1 trading plan, which is designed to be in effect until December 13, 2024. The aggregate number of shares of Class A common stock to be sold pursuant to Mr. Shander’s new 10b5-1 plan is 90,293. Mr. Shander’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s 2024 Proxy Statement (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders.
Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

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

10.11
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

10.12
Lease Agreement, dated as of October 8, 2015, between Parkshore Partners, LLC and PowerSchool Group LLC, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.13	First Amendment to Lease Agreement, dated as of August 15, 2022, between Parkshore Partners LLC and PowerSchool Holdings, Inc.
10.14+
Form of Director and Officer Indemnification Agreement, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.5 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-1 filed on April 6, 2021)

10.15+	PowerSchool Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Registration Statement on Form S-8 filed on April 6, 2021).
10.16+	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.17+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.18+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).
10.19+	Form of Market Share Award Agreement (filed with the SEC on Form 10Q on May 5, 2023).
10.20+
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

10.23+
Letter Agreement, dated as of December 8, 2017, between PowerSchool Group LLC and Devendra Singh (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement filed with the SEC on Form S-1 on April 6, 2021).

10.24+	Letter Agreement, dated as of August 1, 2021, between PowerSchool Group LLC and Michael Bisignano.
10.25+	Letter Agreement, dated as of August 8, 2022, between PowerSchool Group LLC and Fred Studer.
10.26+	Letter Agreement, dated as of October 23, 2020, between PowerSchool Group LLC and Shivani Stumpf.
10.27+	Letter Agreement, dated as of August 1, 2021, between PowerSchool Group LLC and Tony Kender.
21.1	List of subsidiaries of PowerSchool Holdings, Inc.
23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm, as to PowerSchool Holdings, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	PowerSchool Holdings, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PowerSchool Holdings, Inc.

Date: February 29, 2024	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: February 29, 2024	By:	/s/ Hardeep Gulati
	Name:	Hardeep Gulati
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2024	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 29, 2024	By:	/s/ Barbara Byrne
	Name:	Barbara Byrne
	Title:	Director

Date: February 29, 2024	By:	/s/ Judy Cotte
	Name:	Judy Cotte
	Title:	Director

Date: February 29, 2024	By:	/s/ Laurence Goldberg
	Name:	Laurence Goldberg
	Title:	Director, Co-Chair of the Board

Date: February 29, 2024	By:	/s/ Betty Hung
	Name:	Betty Hung
	Title:	Director

Date: February 29, 2024	By:	/s/ Zach Levitt
	Name:	Zach Levitt
	Title:	Director

Date: February 29, 2024	By:	/s/ Ronald D. McCray
	Name:	Ronald D. McCray
	Title:	Director

Date: February 29, 2024	By:	/s/ Amy McIntosh
	Name:	Amy McIntosh
	Title:	Director

Date: February 29, 2024	By:	/s/ Gwen Reinke
	Name:	Gwen Reinke
	Title:	Director

Date: February 29, 2024	By:	/s/ Maneet S. Saroya
	Name:	Maneet S. Saroya
	Title:	Director, Co-Chair of the Board