Form 10-Q
period 2024-03-31
POWERSCHOOL HOLDINGS, INC.
filed 2024-05-07
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒

The registrant had 203,652,282 shares of common stock outstanding as of April 30, 2024.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	As of March 31, 2024	As of December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$17,425	$39,054
Accounts receivable—net of allowance of $6,543 and $7,930 respectively	61,121	76,618
Prepaid expenses and other current assets	51,609	40,449
Total current assets	130,155	156,121
Property and equipment - net	8,181	5,003
Operating lease right-of-use assets	15,900	15,998
Capitalized product development costs - net	112,810	112,089
Goodwill	2,770,971	2,740,725
Intangible assets - net	692,953	710,635
Other assets	35,897	36,311
Total assets	$3,766,867	$3,776,882
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,686	$13,629
Accrued expenses	110,858	116,271
Operating lease liabilities, current	3,837	4,958
Deferred revenue, current	275,461	373,672
Revolving credit facility	125,000	—
Current portion of long-term debt	8,379	8,379
Total current liabilities	536,221	516,909
Noncurrent Liabilities:
Other liabilities	1,902	2,178
Operating lease liabilities—net of current	13,461	13,359
Deferred taxes	276,629	275,316
Tax Receivable Agreement liability	375,647	396,397
Deferred revenue—net of current	8,196	6,111
Long-term debt, net	810,497	811,325
Total liabilities	2,022,553	2,021,595
Commitments and contingencies (Note 12)

Stockholders' Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 165,726,673 and 164,796,626 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 37,654,059 and 37,654,059 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	1,532,371	1,520,288
Accumulated other comprehensive loss	(2,828)	(2,094)
Accumulated deficit	(237,945)	(218,387)
Total stockholders' equity attributable to PowerSchool Holdings, Inc.	1,291,618	1,299,827
Non-controlling interest	452,696	455,460
Total stockholders' equity	1,744,314	1,755,287
Total liabilities and stockholders' equity	$3,766,867	$3,776,882
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscriptions and support	$166,927	$141,073
Service	16,686	16,233
License and other	1,354	2,148
Total revenue	184,967	159,454
Cost of revenue:
Subscriptions and support	46,327	38,194
Service	13,383	14,323
License and other	1,071	951
Depreciation and amortization	19,080	16,021
Total cost of revenue	79,861	69,489
Gross profit	105,106	89,965
Operating expenses:
Research and development	31,651	25,421
Selling, general, and administrative	52,432	49,558
Acquisition costs	753	—
Depreciation and amortization	17,349	15,771
Total operating expenses	102,185	90,750
Income (loss) from operations	2,921	(785)
Interest expense—net	20,996	14,029
Other expenses (income)—net	(99)	44
Loss before income taxes	(17,976)	(14,858)
Income tax expense (benefit)	4,872	(45)
Net loss	(22,848)	(14,813)
Less: Net loss attributable to non-controlling interest	(3,290)	(2,960)
Net loss attributable to PowerSchool Holdings, Inc.	(19,558)	(11,853)
Net loss attributable to PowerSchool Holdings, Inc. Class A common stock:
Basic	$(19,558)	$(11,853)
Diluted	$(24,131)	$(11,853)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic and diluted	$(0.12)	$(0.07)
Weighted average shares of Class A common stock:
Basic	165,037,089	160,506,571
Diluted	202,691,148	160,506,571
Other comprehensive income (loss), net of taxes:
Foreign currency translation	(734)	86
Change in unrealized loss on investments	—	3
Total other comprehensive income (loss)	(734)	89
Less: Other comprehensive income (loss) attributable to non-controlling interest	$(136)	$17
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(20,156)	$(11,781)
See notes to condensed consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2023	164,796	$16	37,654	$4	$1,520,288	$(2,094)	$(218,387)	$455,460	$1,755,287
Issuance of common stock upon vesting of Restricted Stock Awards	931	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	14,843	—	—	—	14,843
Net share settlement of equity awards	—	—	—	—	(65)	—	—	—	(65)
Other comprehensive income (loss)	—	—	—	—	—	(734)	—	—	(734)
Allocation of equity to non-controlling interests	—	—	—	—	(526)	—	—	526	—
Adjustments to deferred taxes and Tax Receivable Agreement liability	—	—	—	—	(2,169)	—	—	—	(2,169)
Net loss	—	—	—	—	—	—	(19,558)	(3,290)	(22,848)
Balance—March 31, 2024	165,727	$16	37,654	$4	$1,532,371	$(2,828)	$(237,945)	$452,696	$1,744,314

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
Issuance of common stock upon vesting of Restricted Stock Awards	1,000	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,280	—	—	—	15,280
Net share settlement of equity awards	—	—	—	—	(1,284)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	—	—	—	89	—	—	89
Allocation of equity to noncontrolling interests	—	—	—	—	(772)	—	—	772	—
Exchange of Class B common stock for Class A common stock related to secondary offering	2,274	—	(2,274)	—	27,642	—	—	(27,642)	—
Adjustments to deferred taxes and Tax Receivable Agreement liability related to secondary offering	—	—	—	—	(1,255)	—	—	—	(1,255)
Net loss	—	—	—	—	—	—	(11,853)	(2,960)	(14,813)
Balance—March 31, 2023	162,870	$16	37,654	$4	$1,477,630	$(2,033)	$(199,103)	$455,447	$1,731,961
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,848)	$(14,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,429	31,792
Share-based compensation	14,155	14,549
Amortization of operating lease right-of-use assets	851	788
Change in fair value of contingent consideration	20	(450)
Amortization of debt issuance costs	1,487	876
(Benefit from) provision for allowance for doubtful accounts	(1,272)	369
Loss (gain) on lease modification	(37)	52
Loss (gain) on sale/disposal of property and equipment	(816)	48
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	17,748	8,360
Prepaid expenses and other current assets	(9,922)	(7,135)
Other assets	191	(2,283)
Accounts payable	(646)	250
Accrued expenses	(25,371)	(16,512)
Other liabilities	(1,654)	(1,753)
Deferred taxes	4,533	(494)
Tax Receivable Agreement liability	323	16
Deferred revenue	(102,856)	(73,687)
Net cash used in operating activities	(89,685)	(60,027)
Cash flows from investing activities:
Purchases of property and equipment	(3,887)	(356)
Investment in capitalized product development costs	(8,956)	(9,676)
Acquisitions—net of cash acquired	(36,062)	—
Payment of acquisition-related deferred consideration	(5,800)	—
Net cash used in investing activities	(54,705)	(10,032)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(65)	(1,284)
Proceeds from Revolving Credit Agreement	140,000	—
Repayment of Revolving Credit Agreement	(15,000)	—
Repayment of First Lien Debt	(2,095)	(1,938)
Payment of contingent consideration	(245)	—
Net cash provided by (used in) financing activities	122,595	(3,222)
Effect of foreign exchange rate changes on cash	166	73
Net decrease in cash, cash equivalents, and restricted cash	(21,629)	(73,208)
Cash, cash equivalents, and restricted cash—Beginning of period	39,554	137,981
Cash, cash equivalents, and restricted cash—End of period	$17,925	$64,773
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,129	$13,695
Cash paid for income taxes	890	390
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued liabilities	$507	$317
Capitalized interest related to investment in capitalized product development costs	374	296
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$17,425	$64,273
Restricted cash, included in other current assets	500	500
Total cash, cash equivalents, and restricted cash	$17,925	$64,773
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023, and the notes to such interim condensed consolidated financial statements are unaudited.
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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. These adjustments consist of normal and recurring items. The results of operations for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosure. This update enhances the disclosures for income tax rate reconciliation whereby entities are required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items which meet a certain qualitative threshold. The guidance is effective for the Company beginning on January 1, 2024. The accounting pronouncement did not have a material impact on our Consolidated Financial Statements and related disclosures.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.
3. BUSINESS COMBINATIONS
The Company completed one acquisition during the three months ended March 31, 2024 and two acquisitions in fiscal year 2023. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The measurement period is one year from the acquisition date. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation techniques include the use of a discounted cash flow model in an income or market based valuation approach.
The results of operations of these business combinations have been included in the Company’s consolidated financial statements from their respective acquisition dates.

Fiscal 2024 Acquisitions

Allovue, Inc (“Allovue”)

On January 22, 2024, the Company acquired all of the equity interests of Allovue. Allovue is a leading provider of K-12 financial budgeting and planning software. The purpose of the acquisition was to enhance and expand PowerSchool’s product offerings.

The total purchase price for Allovue was $38.2 million, which included cash of $37.0 million and deferred consideration of $1.2 million. Transaction costs of $1.3 million were incurred related to this acquisition and are recorded in acquisition costs in the consolidated statements of operations and comprehensive loss. The Company has accounted for this acquisition as a business combination and recognized net tangible liabilities of $1.9 million and recognized $9.0 million of intangible assets consisting of developed technology of $5.4 million, customer relationships of $2.8 million, and trademarks of $0.8 million. The acquired net assets assumed were recorded at their estimated fair values. The estimated values of the intangible assets were determined by the assistance of valuation specialists and estimates made by management.

The Company recorded goodwill of $31.0 million, none of which is expected to be deductible for tax purposes. The goodwill is a result of the growth expected by creating a comprehensive education technology portfolio.

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

Historical results of operations for Neverskip, SchoolMessenger, and Allovue were not material. Therefore, historical results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended March 31,
	2024	2023

SaaS	$138,316	$113,964
Professional services	16,686	16,233
Software maintenance	28,611	27,109
License and other	1,354	2,148
Total revenue	$184,967	$159,454
Revenue recognized for the three months ended March 31, 2024 and 2023 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

United States	$170,172	$148,807
Canada	11,004	8,178
Other	3,791	2,469
Total revenue	$184,967	$159,454
The Company had no customers accounting for more than 10% of total revenue for the periods presented.

Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	March 31, 2024	December 31, 2023

Balance at beginning of period	$379,783	$315,839
Decrease from revenue recognized	(150,512)	(311,189)
Increase from acquisitions	5,148	20,526
Increase from current year net deferred revenue additions	49,238	354,607
Balance at end of period	$283,657	$379,783
As of March 31, 2024, the Company expects to recognize revenue on approximately 97% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	March 31, 2024	December 31, 2023

Contract costs, current	$7,900	$7,695
Contract costs, noncurrent	27,933	28,473
Total contract costs	$35,833	$36,168
Amortization expense for contract cost assets was $1.9 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. There was no impairment of contract cost assets during the periods presented.
5.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	March 31, 2024	December 31, 2023

Computer and software	15,524	16,073
Furniture and fixtures	1,568	1,641
Leasehold improvements	5,514	2,387
Property and equipment	22,606	20,101
Less accumulated depreciation	(14,425)	(15,098)
Property and equipment—net	$8,181	$5,003
Depreciation expense was $0.9 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

6.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Gross capitalized product development costs	$204,070	$194,341
Less accumulated amortization	(91,260)	(82,252)
Capitalized product development costs—net	$112,810	$112,089
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $9.1 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.

7.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2023	$2,740,725
Additions due to acquisition	31,035
Other adjustments[1]	(789)
Balance—March 31, 2024	$2,770,971
_____________
1    Includes adjustments of acquisition-date fair value within the one-year measurement period and effects of foreign currency translation.

8. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	March 31, 2024	Weighted- Average Useful Life	December 31, 2023	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$327,273	8 years	$321,957	8 years
Customer relationships	793,882	14 years	791,253	14 years
Trademarks	62,387	9 years	61,595	9 years
Other	259	3 years	259	3 years
	$1,183,801		$1,175,064
Accumulated Amortization
Developed technology	$(179,640)		$(169,777)
Customer relationships	(281,406)		(266,473)
Trademarks	(29,694)		(28,092)
Other	(108)		(87)
	$(490,848)		$(464,429)
Intangible Assets—Net
Developed technology	$147,633		$152,180
Customer relationships	512,476		524,780
Trademarks	32,693		33,503
Other	151		172
	$692,953		$710,635
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks, customer relationships and other intangibles is included in operating expense on the Company’s consolidated statements of operations and comprehensive loss.

The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$9,872	$8,574
Operating expense	16,563	15,105
Total amortization of acquired intangible assets	$26,435	$23,679
The estimated future amortization of intangible assets as of March 31, 2024, is as follows (in thousands):

Year Ending December 31,
2024 (remaining nine months)	$78,730
2025	104,854
2026	92,412
2027	76,049
2028	73,664
Thereafter	267,244
Total	$692,953

9. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2024	December 31, 2023

Accrued compensation	$23,575	$43,075
Accrued interest	13,197	12,654
Accrued taxes	1,896	1,530
TRA liability, current	43,030	21,957
Other accrued expenses	29,160	37,055
Total accrued expenses	$110,858	$116,271

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

On October 12, 2023, the Company amended the First Lien to extend the maturity date on the agreement from July 31, 2025 to August 1, 2027. Debt issuance costs of $13.1 million were recorded as a reduction to the carrying value of the related debt. The amended First Lien is repayable in quarterly payments of $2.1 million through August 1, 2027, with all remaining outstanding principal due on August 1, 2027.

As of March 31, 2024, the interest rate for the First Lien is the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of March 31, 2024 and December 31, 2023 was 8.31% and 8.38%, respectively.
The First Lien is collateralized on a first lien basis by certain assets and property of the Company and includes covenants that among other things limit our ability to incur additional debt or issue dividends. As of March 31, 2024, we were in compliance with all covenants associated with the First Lien.
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
During the three months ended March 31, 2024, the Company borrowed $140.0 million on the Revolving Credit Agreement. As of March 31, 2024, the outstanding balance on the revolving credit facility was $125.0 million and there was no outstanding balance on the facility as of December 31, 2023.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of March 31, 2024 and 2023, the Company’s outstanding balances under the Revolving Credit Agreement were less than 35% of the borrowing capacity.
The following table presents the outstanding long-term debt (in thousands):

	March 31, 2024	December 31, 2023

Total outstanding principal—First Lien	$835,831	$837,926
Less current portion of long-term debt	(8,379)	(8,379)
Less unamortized debt discount	(4,496)	(4,832)
Less unamortized debt issuance costs	(12,459)	(13,390)
Total long-term debt—net	$810,497	$811,325
Maturities on long-term debt outstanding as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,
2024 (remaining nine months)	$6,284
2025	8,379
2026	8,379
2027	812,789
Total	$835,831

11. LEASES

The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2033. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $1.2 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

Operating lease costs for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,166	$954
Short-term lease cost	30	17
Variable lease cost and other, net	384	374
Total lease cost	$1,580	$1,345

Supplemental cash flow information related to leases as of March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Cash paid for operating leases	$2,041	$1,769
ROU assets obtained in exchange for new lease liabilities	$786	$—

Future minimum lease payments under non-cancelable operating lease agreements as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,
2024 (remaining nine months)	$3,808
2025	3,559
2026	1,987
2027	1,913
2028	1,904
Thereafter	9,659
Total undiscounted cash flows	$22,830
Less imputed interest	5,532
Present value of lease liabilities	$17,298
Weighted average remaining term (years)	7.2
Weighted average discount rate	7.1%

12. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements, and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $186.8 million through 2028.
Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $1.8 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.
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

As of March 31, 2024, the holders of our issued Class A common stock collectively represented approximately 81.5% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 18.5% of the voting power in the Company. As of December 31, 2023, the Class B common stock collectively held approximately 18.6% of the voting power in the Company.

Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three months ended March 31, 2024 and 2023 was 18.6% and 19.6%, respectively.

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

The fair value of the MSUs was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 58%, 0% dividend yield, and a risk-free interest rate of 3.7%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted during the first quarter of 2023 was $12.6 million which is recognized on a straight-line basis over the performance periods. The share-based compensation expense of these awards was $1.3 million and immaterial for the three months ended March 31, 2024 and 2023, respectively.

MSU activity for the three months ended March 31, 2024 is as follows:

	Market-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2023	474,846	26.64
Granted	—	—
Vested	—	—
Canceled	—	—
Balance—March 31, 2024	474,846	26.64
RSUs/RSAs

The RSUs granted under the 2021 Plan vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the three months ended March 31, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2023	7,170,788	$20.22	16,530	$8.19
Granted	198,260	$24.14	—	$—
Vested	(1,048,340)	$20.23	(8,901)	$8.20
Canceled	(290,193)	$19.56	—	$—
Balance—March 31, 2024	6,030,515	$20.38	7,629	$8.17
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue
Subscriptions and support	$1,463	$1,388
Service	679	811
Research and development	3,480	3,729
Selling, general, and administrative	8,533	8,621
Total share-based compensation	$14,155	$14,549

Share-based compensation capitalized as product development costs was $0.7 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the total future compensation cost related to unvested share awards is $124.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended March 31,
	2024	2023
Basic net income (loss) per share:
Numerator:
Net loss	$(22,848)	$(14,813)
Less: net loss attributable to non-controlling interest	(3,290)	(2,960)
Net loss attributable to PowerSchool Holdings, Inc., basic	(19,558)	(11,853)
Denominator:
Weighted average shares of Class A common stock, basic	165,037,089	160,506,571
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$(0.12)	$(0.07)
Diluted net income (loss) per share:
Numerator:
Net loss attributable to PowerSchool Holdings, Inc., basic	$(19,558)	$(11,853)
Adjustment from LLC Units	(4,573)	—
Net loss attributable to PowerSchool Holdings, Inc., diluted	(24,131)	(11,853)
Denominator:
Weighted average shares of Class A common stock, basic	165,037,089	160,506,571
Dilutive impact of LLC Units	37,654,059	—
Weighted average shares of Class A common stock, diluted	202,691,148	160,506,571
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$(0.12)	$(0.07)

In addition, the following securities were not included in the computation of diluted shares for the three months ended March 31, 2024 and 2023 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended March 31,
	2024	2023
Unvested RSAs and RSUs	6,038,144	9,536,739
LLC units	—	37,654,059
Market share units	474,846	474,846
Total excluded from diluted EPS calculation	6,512,990	47,665,644

16. INCOME TAXES

The Company recorded an income tax expense of $4.9 million and effective tax rate of -27.1% for the three months ended March 31, 2024 and an insignificant amount of income tax benefit and an effective tax rate of 0.3% for the three months ended March 31, 2023. The income tax expense for the three months ended March 31, 2024 was different than the U.S. federal statutory income tax rate of 21.0% primarily due to earnings not subject to tax, nondeductible executive compensation, and deferred tax expense recognized due to the tax restructuring completed as part of the Allovue acquisition during the three month period. The income tax benefit for the three months ended March 31, 2023 was different than the U.S. federal statutory income tax rate of 21.0% primarily due to earnings not subject to tax and nondeductible executive compensation.

As of March 31, 2024, the Company had gross unrecognized tax benefits of $10.7 million, all of which, if recognized, would impact the Company’s effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

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

As of March 31, 2024, $43.0 million of the TRA was classified as a current liability and $375.6 million was classified as non-current in the consolidated balance sheet.

17. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”). These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were de minimis for the three months ended March 31, 2024 and 2023, respectively. We may continue to engage Vista from time to time, subject to compliance with our related party transactions policy. The Company also entered into arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. Total costs of these related-party services were de minimis for the three months ended March 31, 2024 and 2023, respectively. Total aggregate amounts due to Vista and Onex entities were de minimis and less than $0.1 million as of March 31, 2024 and December 31, 2023.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $1.3 million and $4.8 million for all other services purchased from entities with common ownership for the three months ended March 31, 2024 and 2023, respectively. Substantially all of the expenses related to the Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were de minimis and $0.2 million as of March 31, 2024 and December 31, 2023, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.
The Company has a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, pursuant to a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB serves as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $40.4 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $4.0 million and $2.3 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three months ended March 31, 2024 and 2023, respectively.

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

18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $2.7 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively.
19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date.

In April 2024, the Company borrowed an additional $30.0 million on its Revolving Credit Agreement. As of May 7, 2024, the outstanding balance on the Revolving Credit Agreement was $155.0 million.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts, and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of March 31, 2024, we serve more than 17,000 customers, including over 90 of the 100 largest districts by student enrollment in the U.S., over 30 state-, province-, and territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators, and parents on a daily basis.
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
From 2015 through March 31, 2024, we completed 19 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership.

Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 90.2% of our total revenue for the three months ended March 31, 2024, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, impacted by the following key factors:
Cross-Selling New Solutions to Existing Customers
Many of our customers begin their journey with us by using only a small portion of our overall platform. As customers begin to appreciate the benefits of an integrated software platform across student data, classroom learning, back-office functions, and talent management, they increase the number of solutions they buy from us over time. Our future revenue growth is dependent upon our ability to expand our customers’ use of our platform, and our go-to-market efforts are designed to drive cross-sell growth. Our ability to increase sales to existing customers will depend on a number of factors, including the level of satisfaction with our solutions, competition, pricing, economic conditions, and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion, which combined with our cross-selling success has resulted in a Net Revenue Retention Rate (as defined below) of 107.0% as of March 31, 2024, compared to 109.1% as of March 31, 2023.
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
Continuing to Expand Into Complementary Adjacencies
From 2015 to March 31, 2024, we have acquired and successfully integrated 19 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. Acquisitions are core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement, and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.

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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of March 31, 2024, PowerSchool served customers in over 90 countries outside of the U.S. and Canada, primarily American international schools. On August 9, 2023, we acquired all of the equity interest of Neverskip, a leading provider of school solutions software in India. We plan to continue to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Currency Fluctuations

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the three months ended March 31, 2024.

High Interest Rates

As a result of increased federal funds interest rates, the interest rate applicable to our First Lien loan increased from 7.7% as of March 31, 2023 to 8.3% as of March 31, 2024. As a result, our net interest expense has increased from $14.0 million for the three months ended March 31, 2023 to $21.0 million for the three months ended March 31, 2024. If interest rates continue to increase, our cost of debt may also continue to increase and we may have to divert available cash to the payment of interest.

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
We closed the three months ended March 31, 2024 with ARR of $720.3 million compared to $612.3 million as of March 31, 2023.
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
We closed the twelve-month period ended March 31, 2024 with a Net Revenue Retention Rate of 107.0%, compared to 109.1% as of March 31, 2023. The most significant drivers of changes in our Net Revenue Retention Rate each year have historically been our propensity to secure contract renewals with annual price escalators and sell new solutions or additional licenses to our existing customer base. Our use of Net Revenue Retention Rate has limitations as an analytical metric, and investors should not consider it in isolation. Net Revenue Retention Rate does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies.

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
Other Expense, Net
Other expense, net primarily consists of foreign currency gains/losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$166,927	$141,073
Service	16,686	16,233
License and other	1,354	2,148
Total revenue	184,967	159,454
Cost of revenue:
Subscriptions and support	46,327	38,194
Service	13,383	14,323
License and other	1,071	951
Depreciation and amortization	19,080	16,021
Total cost of revenue	79,861	69,489
Gross profit	105,106	89,965
Operating expenses:
Research and development	31,651	25,421
Selling, general, and administrative	52,432	49,558
Acquisition costs	753	—
Depreciation and amortization	17,349	15,771
Total operating expenses	102,185	90,750
Income (loss) from operations	2,921	(785)
Interest expense—net	20,996	14,029
Other expenses (income)—net	(99)	44
Loss before income taxes	(17,976)	(14,858)
Income tax expense (benefit)	4,872	(45)
Net loss	(22,848)	(14,813)
Less: Net loss attributable to non-controlling interest	(3,290)	(2,960)
Net loss attributable to PowerSchool Holdings, Inc.	(19,558)	(11,853)
Other comprehensive income (loss), net of taxes:
Foreign currency translation	(734)	86
Change in unrealized loss on investments	—	3
Total other comprehensive income (loss)	(734)	89
Less: Other comprehensive income (loss) attributable to non-controlling interest	$(136)	$17
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(20,156)	$(11,781)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	90%	88%
Service	9	11
License and other	1	1
Total revenue	100	100
Cost of revenue:
Subscriptions and support	25	24
Service	7	9
License and other	1	<1
Depreciation and amortization	10	10
Total cost of revenue	43	44
Gross profit	57	56
Operating expenses:
Research and development	17	16
Selling, general, and administrative	28	31
Acquisition costs	<1	—
Depreciation and amortization	9	10
Total operating expenses	55	57
Income (loss) from operations	2	(<1)
Interest expense—net	11	9
Other expenses (income)—net	(<1)	(<1)
Loss before income taxes	(10)	(9)
Income tax expense (benefit)	3	(<1)
Net loss	(12)	(9)
Less: Net loss attributable to non-controlling interest	(2)	(2)
Net loss attributable to PowerSchool Holdings, Inc.	(11)	(7)
Other comprehensive income (loss), net of taxes:
Foreign currency translation	(<1)	<1
Change in unrealized loss on investments	—	<1
Total other comprehensive income (loss)	(<1)	<1
Less: Other comprehensive income (loss) attributable to non-controlling interest	(<1)	<1
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(11)%	(7)%

Discussion of Results of Operations

Revenues

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue:
Subscriptions and support	$166,927	$141,073	$25,854	18%
Service	16,686	16,233	453	3%
License and other	1,354	2,148	(794)	(37)%
Total revenue	$184,967	$159,454	$25,513	16%
The period-over-period increase in subscriptions and support and service revenue for the three months ended March 31, 2024 was driven by increased sales of our solutions to new customers, and by cross-selling and upselling to existing customers. The period-over-period change in license and other revenue was driven primarily by the variability caused by the point in time nature of this revenue stream; we expect this variability to continue in future quarters.

Total Cost of Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cost of Revenue:
Subscriptions and support	$46,327	$38,194	$8,133	21%
Service	13,383	14,323	(940)	(7)%
License and other	1,071	951	120	13%
Depreciation and amortization	19,080	16,021	3,059	19%
Total cost of revenue	$79,861	$69,489	$10,372	15%
The period-over-period increase in subscriptions and support cost of revenue for the three months ended March 31, 2024 was primarily driven by $3.6 million increase in cloud hosting expenses, $1.0 million increase personnel-related costs, and $1.0 million increase in restructuring expenses. The period-over-period decrease in service cost of revenue was primarily attributable to a $1.0 million decrease in personnel-related costs. The period-over-period increase in license and other cost of revenue was primarily attributable to an increase in royalty costs.

The period-over-period increase in depreciation and amortization cost of revenue for the three months ended March 31, 2024 was driven by amortization related to increased investment in innovation projects.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Operating expenses:
Research and development	$31,651	$25,421	$6,230	25%
Selling, general, and administrative	52,432	49,558	2,874	6%
Acquisition costs	753	—	753	N/M
Depreciation and amortization	17,349	15,771	1,578	10%
Total operating expenses	$102,185	$90,750	11,435	13%
Research and development. The period-over-period increase in research and development expense for the three months ended March 31, 2024 was primarily attributable to an increase of $3.0 million in personnel-related costs, $2.3 million increase in restructuring expenses, and $0.4 million increase in hardware and software support costs.
Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three months ended March 31, 2024 was primarily attributable to an increase of $4.1 million in personnel related expenses and $1.1 million increase in third-party commissions, and $0.6 million increase in software support costs. The increase was partially offset by decreases of $1.7 million in bad debt expense, $0.5 million in professional services fees, and $0.5 million in insurance costs.
Acquisition costs. The period-over-period increase in acquisition costs for the three months ended March 31, 2024 was attributable to the acquisition of Allovue.
Depreciation and amortization. The period-over-period increase in depreciation and amortization expense for the three months ended March 31, 2024 was primarily due to a higher balance of intangible assets from the acquisitions of Neverskip, SchoolMessenger, and Allovue.
Interest Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Interest Expense	$20,996	$14,029	$6,967	50%

The period-over-period increase in interest expense for the three months ended March 31, 2024 was driven by a higher average debt balance throughout the period and higher interest rates on our First Lien Term Loan.
Other Income (Expense) - Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Other (income) expense - net	$(99)	$44	$(143)	(325)%
The period-over-period fluctuation in other (income) expense - net for the three months ended March 31, 2024 was primarily due to the fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$4,872	$(45)	$4,917	N/M

The period-over-period fluctuation in income tax benefit for the three months ended March 31, 2024 was primarily due to deferred tax expense recognized due to the tax restructuring completed as part of the Allovue acquisition.

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
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $17.4 million, which were held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
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
A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2024, we had deferred revenue of $283.7 million, of which $275.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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

As of March 31, 2024, there were $835.8 million of term loans outstanding under the First Lien and $125.0 million under the Revolving Credit Agreement.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin 3.25% per annum. As of March 31, 2024, the interest rate on the First Lien was 8.31%.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(89,685)	$(60,027)
Net cash used in investing activities	(54,705)	(10,032)
Net cash provided by (used in) financing activities	122,595	(3,222)
Effect of foreign exchange rate on cash and cash equivalents	166	73
Net (decrease) increase in cash and cash equivalents and restricted cash	$(21,629)	$(73,208)
Cash and cash equivalents and restricted cash at beginning of period	39,554	137,981
Cash and cash equivalents and restricted cash at end of period	$17,925	$64,773
Operating Activities
Net cash used in operating activities of $89.7 million for the three months ended March 31, 2024 was primarily related to our net loss of $22.8 million, adjusted for non-cash charges of $50.8 million, and net cash outflows of $117.7 million, resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $36.4 million, share-based compensation expense of $14.2 million, and $1.5 million from the amortization of debt issuance costs. The main drivers of net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $102.9 million primarily due to the seasonality of our billing cycle.
Net cash used in operating activities of $60.0 million for the three months ended March 31, 2023 was primarily related to our net loss of $14.8 million, adjusted for non-cash charges of $48.0 million, and net cash outflows of $93.2 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $31.8 million and share-based compensation expense of $14.5 million. The main drivers of the net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $73.7 million due to increases in sales and accounts receivable of $8.4 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $54.7 million for the three months ended March 31, 2024 was primarily related to the net cash paid for our acquisition of Allovue for $36.1 million, investment in capitalized product development costs of $9.0 million, purchases of property and equipment of $3.9 million, and payment of acquisition-related deferred consideration of $5.8 million.
Net cash used in investing activities of $10.0 million for the three months ended March 31, 2023 was primarily related to our investment in capitalized product development costs of $9.7 million and purchases of property and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities of $122.6 million for the three months ended March 31, 2024 was primarily related to the net proceeds from our Revolving Credit Agreement of $125.0 million offset by scheduled repayment of our First Lien debt of $2.1 million, the payment of deferred consideration of $0.2 million, and the payment of taxes related to the net settlement of equity awards of $0.1 million.
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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The critical accounting estimates, assumptions, and judgements that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, accounts receivable, capitalized product development costs, goodwill and intangible assets, business combinations, share-based compensation, tax receivable agreement liability, and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended March 31,
(in thousands except percentages)	2024	2023
Gross profit	$105,106	$89,965
Depreciation	151	252
Share-based compensation (1)	2,273	2,458
Restructuring(2)	1,279	13
Acquisition-related expense(3)	173	87
Amortization	18,929	15,769
Adjusted Gross Profit	$127,911	$108,544

Gross Profit Margin(4)	56.8%	56.4%
Adjusted Gross Profit Margin(5)	69.2%	68.1%

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
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(22,848)	$(14,813)
Add:
Amortization	35,492	30,873
Depreciation	937	918
Interest expense - net(1)	20,996	14,029
Income tax expense (benefit)	4,872	(45)
Share-based compensation	14,685	15,481
Management fees(2)	80	63
Restructuring(3)	3,858	1,366
Acquisition-related expense(4)	3,202	1,534
Adjusted EBITDA	$61,274	$49,406

Net loss margin(5)	(12.4)%	(9.3)%
Adjusted EBITDA margin(6)	33.1%	31.0%

(1)    Interest expense, net of interest income.
(2)    Refers to expense associated with collaboration with our principal stockholders and their internal consulting groups.
(3)    Refers to costs incurred related to migration of customers from legacy to core products, remaining lease obligations for abandoned facilities, severance expense related to offshoring activities, facility closures, nonrecurring litigation expense, and executive departures.
(4)    Refers to direct transaction and debt-related fees reflected in our acquisition costs line item of our consolidated income statements and incremental acquisition-related costs that are incurred to perform diligence, execute and integrate acquisitions, including retention awards and severance for acquired employees, and other transaction and integration expenses. Also, refers to the fair value adjustments recorded to the contingent consideration liability related to the acquisitions of Kinvolved, Chalk, and SchoolMessenger. These incremental costs are embedded in our research and development, selling, general and administrative, and cost of revenue line items.
(5)    Represents net loss as a percentage of revenue
(6)    Represents Adjusted EBITDA as a percentage of revenue.

 Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(89,685)	$(60,027)
Less:
Purchases of property and equipment	(3,887)	(356)
Capitalized product development costs	(8,956)	(9,676)
Free Cash Flow	$(102,528)	$(70,059)

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
•the impact of inflation, rising interest rates, and global conflicts, including disruptions in European economies as a result of the war in Ukraine; the Israel-Hamas war, the relationship between China and Taiwan, and ongoing trade disputes between the United States and China;
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
•the impact of variation in our quarterly operating results on the trading price of our stock; and
•other factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, India, and United Arab Emirates. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of March 31, 2024, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. The First Lien and Revolving Credit Agreement carry interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin for the First Lien is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The applicable margin for the Revolving Credit Agreement is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio.
As of March 31, 2024, we had an outstanding debt balance of $835.8 million related to our First Lien and $125.0 million on our Revolving Credit Agreement. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $9.6 million.

To date, we have not entered into any hedging arrangements with respect to interest rate risk or other derivative financial instruments.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2024. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On February 29, 2024, Shivani Stumpf, the Company’s Chief Product and Innovation Officer, adopted a 10b5-1 trading plan, which is designed to be in effect until December 31, 2024. The aggregate number of shares of Class A common stock to be sold pursuant to Ms. Stumpf’s 10b5-1 plan is 52,558. Ms. Stumpf’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On March 12, 2024, Devendra Singh, the Company’s Chief Technology Officer, adopted a 10b5-1 trading plan, which is designed to be in effect until March 31, 2025. The aggregate number of shares of Class A common stock to be sold pursuant to Mr. Singh’s 10b5-1 plan is 117,800. Mr. Singh’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

10.1	Form of Market Share Award Agreement
10.2	Form of Performance Share Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerSchool Holdings, Inc.

Date: May 7, 2024	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President & Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)