Form 10-Q
period 2024-06-30
POWERSCHOOL HOLDINGS, INC.
filed 2024-08-09
CIK 1835681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒

The registrant had 204,180,143 shares of common stock outstanding as of July 31, 2024.

Part I - Financial Information
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for number of shares and par value)

	As of June 30, 2024	As of December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$20,678	$39,054
Accounts receivable—net of allowance of $7,143 and $7,930 respectively	89,393	76,618
Prepaid expenses and other current assets	45,797	40,449
Total current assets	155,868	156,121
Property and equipment - net	7,773	5,003
Operating lease right-of-use assets	12,892	15,998
Capitalized product development costs - net	113,661	112,089
Goodwill	2,768,966	2,740,725
Intangible assets - net	666,591	710,635
Other assets	35,491	36,311
Total assets	$3,761,242	$3,776,882
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,200	$13,629
Accrued expenses	128,094	116,271
Operating lease liabilities, current	3,398	4,958
Deferred revenue, current	206,482	373,672
Revolving credit facility	187,000	—
Current portion of long-term debt	8,379	8,379
Total current liabilities	547,553	516,909
Noncurrent Liabilities:
Other liabilities	1,142	2,178
Operating lease liabilities—net of current	12,784	13,359
Deferred taxes	268,953	275,316
Tax Receivable Agreement liability	375,647	396,397
Deferred revenue—net of current	6,875	6,111
Long-term debt, net	809,669	811,325
Total liabilities	2,022,623	2,021,595
Commitments and contingencies (Note 12)

Stockholders' Equity:
Class A common stock, $0.0001 par value per share, 500,000,000 shares authorized, 166,471,395 and 164,796,626 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	16	16
Class B common stock, $0.0001 par value per share, 300,000,000 shares authorized, 37,654,059 and 37,654,059 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	1,550,637	1,520,288
Accumulated other comprehensive loss	(3,132)	(2,094)
Accumulated deficit	(257,956)	(218,387)
Total stockholders' equity attributable to PowerSchool Holdings, Inc.	1,289,569	1,299,827
Non-controlling interest	449,050	455,460
Total stockholders' equity	1,738,619	1,755,287
Total liabilities and stockholders' equity	$3,761,242	$3,776,882
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscriptions and support	$170,129	$146,503	$337,056	$287,576
Service	19,321	20,197	36,007	36,429
License and other	2,142	7,197	3,496	9,345
Total revenue	191,592	173,897	376,559	333,350
Cost of revenue:
Subscriptions and support	47,768	36,781	94,095	74,975
Service	12,210	15,123	25,593	29,446
License and other	1,148	1,017	2,219	1,968
Depreciation and amortization	18,705	16,108	37,785	32,129
Total cost of revenue	79,831	69,029	159,692	138,518
Gross profit	111,761	104,868	216,867	194,832
Operating expenses:
Research and development	30,616	25,862	62,267	51,283
Selling, general, and administrative	71,621	53,129	124,052	102,687
Acquisition costs	276	—	1,029	—
Depreciation and amortization	17,344	15,764	34,693	31,535
Total operating expenses	119,857	94,755	222,041	185,505
Income (loss) from operations	(8,096)	10,113	(5,174)	9,327
Interest expense—net	23,193	16,101	44,189	30,130
Other expenses (income)—net	(853)	31	(950)	74
Loss before income taxes	(30,436)	(6,019)	(48,413)	(20,877)
Income tax expense (benefit)	(4,732)	(1,724)	139	(1,769)
Net loss	(25,704)	(4,295)	(48,552)	(19,108)
Less: Net loss attributable to non-controlling interest	(5,693)	(1,100)	(8,983)	(4,060)
Net loss attributable to PowerSchool Holdings, Inc.	(20,011)	(3,195)	(39,569)	(15,048)
Net loss attributable to PowerSchool Holdings, Inc. Class A common stock:
Basic	(20,011)	(3,195)	(39,569)	(15,048)
Diluted	(24,916)	(4,080)	(49,047)	(15,048)
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic and diluted	$(0.12)	$(0.02)	$(0.24)	$(0.09)
Weighted average shares of Class A common stock:
Basic	166,040,370	163,067,859	165,538,730	161,794,290
Diluted	203,694,429	200,721,918	203,192,789	161,794,290

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(304)	21	(1,038)	108
Change in unrealized loss on investments	—	—	—	3
Total other comprehensive income (loss)	(304)	21	(1,038)	111
Less: Other comprehensive income (loss) attributable to non-controlling interest	$(56)	$4	$(192)	$21
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(20,259)	$(3,178)	$(40,415)	$(14,958)

See notes to consolidated financial statements

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2023	164,796	$16	37,654	$4	$1,520,288	$(2,094)	$(218,387)	$455,460	$1,755,287
Issuance of common stock upon vesting of Restricted Stock Awards	931	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(65)	—	—	—	(65)
Share-based compensation	—	—	—	—	14,843	—	—	—	14,843
Other comprehensive income (loss)	—	—	—	—	—	(734)	—	—	(734)
Allocation of equity to non-controlling interests	—	—	—	—	(526)	—	—	526	—
Adjustments to deferred taxes and Tax Receivable Agreement liability	—	—	—	—	(2,169)	—	—	—	(2,169)
Net loss	—	—	—	—	—	—	(19,558)	(3,290)	(22,848)
Balance—March 31, 2024	165,727	$16	37,654	$4	$1,532,371	$(2,828)	$(237,945)	$452,696	$1,744,314
Issuance of common stock upon vesting of Restricted Stock Awards	744	—	—	—	—	—	—	—	—
Net share settlement of equity awards	—	—	—	—	(52)	—	—	—	(52)
Share-based compensation	—	—	—	—	19,679	—	—	—	19,679
Other comprehensive loss	—	—	—	—	—	(304)	—	—	(304)
Allocation of equity to non-controlling interests	—	—	—	—	(2,047)	—	—	2,047	—
Adjustments to deferred taxes and Tax Receivable Agreement liability	—	—	—	—	686	—	—	—	686
Net loss	—	—	—	—	—	—	(20,011)	(5,693)	(25,704)
Balance—June 30, 2024	166,471	$16	37,654	$4	$1,550,637	$(3,132)	$(257,956)	$449,050	$1,738,619

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	159,596	$16	39,928	$4	$1,438,019	$(2,122)	$(187,250)	$485,277	$1,733,944
Issuance of common stock upon vesting of Restricted Stock Awards	1,000	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,280	—	—	—	15,280
Net share settlement of equity awards	—	—	—	—	(1,284)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	—	—	—	89	—	—	89
Allocation of equity to noncontrolling interests	—	—	—	—	(772)	—	—	772	—
Exchange of Class B common stock for Class A common stock related to secondary offering	2,274	—	(2,274)	—	27,642	—	—	(27,642)	—
Adjustments to deferred taxes and Tax Receivable Agreement liability related to secondary offering	—	—	—	—	(1,255)	—	—	—	(1,255)
Net loss	—	—	—	—	—	—	(11,853)	(2,960)	(14,813)
Balance—March 31, 2023	162,870	$16	37,654	$4	$1,477,630	$(2,033)	$(199,103)	$455,447	$1,731,961
Issuance of common stock upon vesting of Restricted Stock Awards	586	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,261	—	—	—	18,261
Net share settlement of equity awards	—	—	—	—	(141)	—	—	—	(141)
Adjustments to deferred taxes	—	—	—	—	223	—	—	—	223
Other comprehensive income (loss)	—	—	—	—	—	21	—	—	21
Allocation of equity to noncontrolling interests	—	—	—	—	(2,387)	—	—	2,387	—
Net loss	—	—	—	—	—	—	(3,195)	(1,100)	(4,295)
Balance—June 30, 2023	163,456	$16	37,654	$4	$1,493,586	$(2,012)	$(202,298)	$456,734	$1,746,030
See notes to condensed consolidated financial statements.

POWERSCHOOL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(48,552)	$(19,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,477	63,664
Share-based compensation	33,168	32,043
Amortization of operating lease right-of-use assets	1,451	1,599
Change in fair value of contingent consideration	(99)	(635)
Amortization of debt issuance costs	2,975	1,761
(Benefit from) provision for allowance for doubtful accounts	(953)	1,364
Loss (gain) on lease modification	2,291	53
Loss (gain) on sale/disposal of property and equipment	(501)	41
Changes in operating assets and liabilities — net of effects of acquisitions:
Accounts receivables	(10,841)	(25,151)
Prepaid expenses and other current assets	(4,954)	(2,687)
Other assets	376	(3,277)
Accounts payable	1,346	(183)
Accrued expenses	(8,615)	(12,207)
Other liabilities	(3,449)	(3,607)
Deferred taxes	(948)	(2,834)
Tax Receivable Agreement liability	945	385
Deferred revenue	(173,156)	(123,962)
Net cash used in operating activities	(137,039)	(92,741)
Cash flows from investing activities:
Purchases of property and equipment	(4,951)	(938)
Proceeds from sale of property and equipment	839	—
Investment in capitalized product development costs	(18,070)	(19,948)
Acquisitions—net of cash acquired	(36,062)	—
Payment of acquisition-related deferred consideration	(5,800)	—
Net cash used in investing activities	(64,044)	(20,886)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Taxes paid related to the net share settlement of equity awards	(117)	(1,425)
Proceeds from Revolving Credit Agreement	350,000	10,000
Repayment of Revolving Credit Agreement	(163,000)	—
Repayment of First Lien Debt	(4,190)	(3,875)
Payment of contingent consideration	(245)	—
Net cash provided by financing activities	182,448	4,700
Effect of foreign exchange rate changes on cash	259	(161)
Net decrease in cash, cash equivalents, and restricted cash	(18,376)	(109,088)
Cash, cash equivalents, and restricted cash—Beginning of period	39,554	137,982
Cash, cash equivalents, and restricted cash—End of period	$21,178	$28,894
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,770	$27,669
Cash paid for income taxes	$1,419	$1,806
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$231	$83
Capitalized interest related to investment in capitalized product development costs	$838	$753
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$20,678	$28,394
Restricted cash, included in other current assets	500	500
Total cash, cash equivalents, and restricted cash	$21,178	$28,894
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

The transactions included amendments to the Company’s operating agreement to modify its capital structure by replacing the membership interests then held by its existing owners with a new class of membership interests (“LLC Units”) held initially by Severin Topco LLC (“Topco LLC”), a portion of which have a participation threshold (the “Participation Units”) and appointing the Company as the sole managing member of Holdings LLC; issuance of unrestricted and restricted Class A common stock, par value $0.0001 per share, of the Company (the “Class A common stock”) in exchange for vested and unvested pre-IPO share-based awards, issuance of 39,928,472 shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B common stock”) to Topco LLC, on a one-to-one basis with the number of LLC Units (other than Participation Units), restructuring of certain entities (“Blocker Entities”) associated with the Principal Stockholders, and execution of an exchange agreement (the “Exchange Agreement”) with Topco LLC. Pursuant to the Exchange Agreement, Topco LLC is entitled to exchange LLC Units (other than Participation Units), together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at its election, for cash from a substantially concurrent public offering or private sale. Participation Units may be exchanged for a number of shares of Class A common stock based on an exchange formula that takes into account the current value of a share of Class A common stock and a pre-determined participation threshold. Additionally, the Company entered into a tax receivable agreement (the “TRA”) with Topco LLC, and the Principal Stockholders that provides for the payment by the Company to Topco LLC and the Principal Stockholders, collectively, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes. Collectively, these transactions are referred to as “Organizational Transactions”.

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

Proposed Merger with Bain Capital Private Equity, LP

Merger Agreement

On June 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCPE Polymath Buyer, Inc., a Delaware corporation (“Parent”), and BCPE Polymath Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds advised by Bain Capital Private Equity, LP. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

On June 7, 2024, the holders of a majority of the outstanding shares of Class A common stock and Class B common stock executed a written stockholder consent approving and adopting the Merger Agreement. The Merger is expected to close in the second half of fiscal year 2024, subject to satisfaction of closing conditions and regulatory requirements.

Effect on Capital Stock

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the effective time of the Merger (the “Effective Time”), each share of Class A common stock that is issued and outstanding as of immediately prior to the Effective Time, will be automatically cancelled, extinguished and converted into the right to receive $22.80, without interest thereon. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of Class B common stock that is issued and outstanding as of immediately prior to the Effective Time, will be automatically cancelled and no payment shall be made with respect thereto.

Closing Conditions

The closing of the Merger is subject to certain conditions, including (i) the Company’s receipt of written consent of stockholders adopting the Merger Agreement (which was satisfied on June 7, 2024), (ii) the expiration or termination of the waiting periods applicable to the transactions set forth in the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (with such waiting period having expired at 11:59 pm ET on July 22, 2024), (iii) an information statement shall have been mailed to the Company’s stockholders at least 20 days prior to the closing date, (iv) a Change of Control Exchange (as defined in the Amended and Restated Limited Liability Company Agreement of PowerSchool Holdings, LLC) shall have occurred and become effective as of immediately prior to the Effective Time, (v) the TRA Amendment (as defined below) shall be in full force and effect and (vi) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transaction and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement that has occurred that is continuing. The closing of the transactions set forth in the Merger Agreement will not occur prior to September 30, 2024 without the prior written consent of Parent.

Termination Rights and Termination Fee

The Merger Agreement contains certain customary termination rights for the Company and Parent, including if the Merger is not consummated on or before the “outside date” of March 6, 2025 (the “Termination Date”). In the case of termination, under certain conditions, the Company will be required to pay Parent a termination fee equal to $134,650,000. Parent is also required to pay the Company a termination fee equal to $269,300,000 under certain conditions.

Pursuant to the rules adopted by the SEC, the Company prepared and filed with the SEC on July 23, 2024 a Preliminary Information Statement on Schedule 14C, containing more information about the Merger Agreement and the Merger.

Transaction costs for the three months ended June 30, 2024 related to the Merger were approximately $13.2 million and were recorded as selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the interim condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023, and the notes to such interim condensed consolidated financial statements are unaudited.
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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. These adjustments consist of normal and recurring items. The results of operations for the six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any future interim or annual period. Our unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosure. This update enhances the disclosures for income tax rate reconciliation whereby entities are required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items which meet a certain qualitative threshold. The Company early adopted the guidance on January 1, 2024. The accounting pronouncement did not have a material impact on our Consolidated Financial Statements and related disclosures.
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
3. BUSINESS COMBINATIONS
The Company completed one acquisition during the six months ended June 30, 2024 and two acquisitions in fiscal year 2023. The purchase price allocation for these acquisitions, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. The measurement period is one year from the acquisition date. The fair value of the assets and liabilities acquired are based on valuations using the Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation techniques include the use of a discounted cash flow model in an income or market based valuation approach.
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

4. REVENUE
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to the Company’s revenue streams. The Company believes this depicts the nature, amount, timing and uncertainty of revenue and cash flows consistent with how we evaluate our financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

SaaS	$141,614	$118,288	$279,929	$232,252
Professional services	19,321	20,197	36,007	36,429
Software maintenance	28,515	28,215	57,127	55,324
License and other	2,142	7,197	3,496	9,345
Total revenue	$191,592	$173,897	$376,559	$333,350
Revenue recognized for the three and six June 30, 2024 and 2023 from performance obligations satisfied in the prior periods was immaterial.
Revenue by principal geographic areas based on where the customer is located was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

United States	$176,011	$162,579	$346,182	$311,385
Canada	10,969	8,475	21,973	16,653
Other	4,612	2,843	8,404	5,312
Total revenue	$191,592	$173,897	$376,559	$333,350
The Company had no customers accounting for more than 10% of total revenue for the periods presented.

Deferred Revenue
The changes in the deferred revenue balance were as follows (in thousands):

	June 30, 2024	December 31, 2023

Balance at beginning of period	$379,783	$315,839
Decrease from revenue recognized	(319,247)	(311,189)
Increase from acquisitions	5,148	20,526
Increase from current year net deferred revenue additions	147,673	354,607
Balance at end of period	$213,357	$379,783
As of June 30, 2024, the Company expects to recognize revenue on approximately 97% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Contract Cost Assets
Contract cost assets are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as follows (in thousands):

	June 30, 2024	December 31, 2023

Contract costs, current	$8,332	$7,695
Contract costs, noncurrent	28,552	28,473
Total contract costs	$36,884	$36,168
Amortization expense for contract cost assets was $2.0 million and $3.9 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively. There was no impairment of contract cost assets during the periods presented.
5.     PROPERTY AND EQUIPMENT—NET
Property and equipment by category are as follows (in thousands):

	June 30, 2024	December 31, 2023

Computer and software	15,660	16,073
Furniture and fixtures	1,148	1,641
Leasehold improvements	5,786	2,387
Property and equipment	22,594	20,101
Less accumulated depreciation	(14,821)	(15,098)
Property and equipment—net	$7,773	$5,003
Depreciation expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively.

6.    CAPITALIZED PRODUCT DEVELOPMENT COSTS—NET
Capitalized product development costs and related accumulated amortization consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Gross capitalized product development costs	$213,802	$194,341
Less accumulated amortization	(100,141)	(82,252)
Capitalized product development costs—net	$113,661	$112,089
Amortization of capitalized product development costs, included in the cost of revenue section of the consolidated statements of operations and comprehensive loss, were $8.9 million and $18.0 million for the three and six months ended June 30, 2024, respectively, and $7.4 million and $14.6 million for the three and six months ended June 30, 2023, respectively.

7.    GOODWILL
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance—December 31, 2023	$2,740,725
Additions due to acquisition	31,035
Other adjustments[1]	(2,794)
Balance—June 30, 2024	$2,768,966
_____________
1    Includes adjustments of acquisition-date fair value within the one-year measurement period and effects of foreign currency translation.

8. OTHER INTANGIBLE ASSETS—NET
Intangible assets are amortized using the straight-line method based on the expected useful lives of the assets. The carrying values of acquired amortizing intangible assets are as follows (in thousands):

	June 30, 2024	Weighted- Average Useful Life	December 31, 2023	Weighted- Average Useful Life

Intangible Assets—Gross
Developed technology	$327,237	8 years	$321,957	8 years
Customer relationships	793,808	14 years	791,253	14 years
Trademarks	62,383	9 years	61,595	9 years
Other	259	3 years	259	3 years
	$1,183,687		$1,175,064
Accumulated Amortization
Developed technology	$(189,373)		$(169,777)
Customer relationships	(296,372)		(266,473)
Trademarks	(31,220)		(28,092)
Other	(131)		(87)
	$(517,096)		$(464,429)
Intangible Assets—Net
Developed technology	$137,864		$152,180
Customer relationships	497,436		524,780
Trademarks	31,163		33,503
Other	128		172
	$666,591		$710,635
Amortization of developed technology is recorded in cost of revenue, while the amortization of trademarks, customer relationships and other intangibles is included in operating expense on the Company’s consolidated statements of operations and comprehensive loss.

The following table summarizes the classification of amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of revenue	$9,738	$8,575	$19,610	$17,148
Operating expense	16,518	15,109	33,081	30,215
Total amortization of acquired intangible assets	$26,256	$23,684	$52,691	$47,363
The estimated future amortization of intangible assets as of June 30, 2024, is as follows (in thousands):

Year Ending December 31,
2024 (remaining six months)	$53,118
2025	106,147
2026	94,010
2027	77,118
2028	75,181
Thereafter	261,017
Total	$666,591

9. ACCRUED EXPENSES
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2024	December 31, 2023

Accrued compensation	$28,879	$43,075
Accrued interest	13,888	12,654
Accrued taxes	297	1,530
TRA liability, current	43,653	21,957
Other accrued expenses	41,377	37,055
Total accrued expenses	$128,094	$116,271

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

As of June 30, 2024, the interest rate for the First Lien is the rate per annum equal to the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The applicable margin is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The interest rate for the First Lien as of June 30, 2024 and December 31, 2023 was 8.33% and 8.38%, respectively.
The First Lien is collateralized on a first lien basis by certain assets and property of the Company and includes covenants that among other things limit our ability to incur additional debt or issue dividends. As of June 30, 2024, we were in compliance with all covenants associated with the First Lien.
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
During the six months ended June 30, 2024, the Company borrowed $350.0 million on the Revolving Credit Agreement. As of June 30, 2024, the outstanding balance on the revolving credit facility was $187.0 million and there was no outstanding balance on the facility as of December 31, 2023.
The Revolving Credit Agreement requires the Company to maintain a First Lien Net Leverage Ratio (as defined therein) of not more than 7.75 to 1.00 if the Company has an outstanding balance on the Revolving Credit Agreement of greater than 35% of the borrowing capacity (excluding certain letters of credit) at a quarter end. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants associated with the Revolving Credit Agreement.
The following table presents the outstanding long-term debt (in thousands):

	June 30, 2024	December 31, 2023

Total outstanding principal—First Lien	$833,736	$837,926
Less current portion of long-term debt	(8,379)	(8,379)
Less unamortized debt discount	(4,160)	(4,832)
Less unamortized debt issuance costs	(11,528)	(13,390)
Total long-term debt—net	$809,669	$811,325
Maturities on long-term debt outstanding as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,
2024 (remaining six months)	$4,190
2025	8,379
2026	8,379
2027	812,788
Total	$833,736

11. Leases

The Company leases its office and data center facilities under non-cancelable operating leases that expire at various times through 2033. The Company is also responsible for certain real estate taxes, utilities, and maintenance costs related to its office facilities. Rent expense was $1.1 million and $2.3 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2023, respectively.

In the three months ended June 30, 2024, the Company vacated several smaller office locations prior to their respective contractual lease termination date. As a result, $2.3 million of right-of-use assets associated with these properties were written-off. Additionally, the Company incurred an additional $0.3 million of costs associated with closing these office locations. These costs were recorded as selling, general and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive loss.

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

Operating lease costs for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$971	$943	$2,137	$1,897
Short-term lease cost	36	3	66	19
Variable lease cost and other, net	464	199	848	573
Total lease cost	$1,471	$1,145	$3,051	$2,489

Supplemental cash flow information related to leases as of June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023

Cash paid for operating leases	$3,471	$3,663
ROU assets obtained in exchange for new lease liabilities	786	—

Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,
2024 (remaining six months)	$2,400
2025	3,559
2026	1,988
2027	1,913
2028	1,905
Thereafter	9,661
Total undiscounted cash flows	$21,426
Less imputed interest	5,244
Present value of lease liabilities	$16,182
Weighted average remaining term (years)	7.3
Weighted average discount rate	7.2%

12. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have contractual obligations related to, among others, data centers, cloud hosting arrangements, and other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $184.9 million through 2028.
Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The estimated liability for incurred, but not reported, medical claims is $2.0 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.
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

The Company received demand letters from three purported stockholders of the Company pursuant to Section 220 of the Delaware General Corporation Law, seeking to inspect books and records of the Company relating to, among other things, the Merger. Additionally, the Company has received two other demand letters from two purported stockholders of the Company, which generally demand the disclosure of certain additional information that was allegedly omitted from the Preliminary Information Statement on Schedule 14C filed in connection with the Merger. At this time, the matters remain unresolved.
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

As of June 30, 2024, the holders of our issued Class A common stock collectively represented approximately 81.6% of the economic interest and voting power in the Company and Class B common stock collectively represented approximately 18.4% of the voting power in the Company. As of December 31, 2023, the Class B common stock collectively held approximately 18.6% of the voting power in the Company.
Non-controlling interest

The weighted average non-controlling interest percentage used to calculate the net loss and other comprehensive loss attributable to the non-controlling interest holders in the three months ended June 30, 2024 and 2023 was 18.5% and 18.8%, respectively.

14. SHARE-BASED COMPENSATION

Prior to the IPO, Holdings LLC had historically maintained equity incentive plans for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Company’s 2021 Omnibus Incentive Plan (“2021 Plan”), approved on July 27, 2021 in connection with the IPO. The 2021 Plan initially reserves 19,315,000 shares of the Company’s Class A common stock and provides for the granting of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to eligible employees, consultants, and directors.
Market-share Units (“MSUs”)

In the three months ended June 30, 2024, the Company granted MSUs to certain executives. The target number of awards granted was based on the relative growth of the Company's share price over a two- and three-year performance period beginning on the date of grant and ending on the second and third anniversary of the grant date. These awards are subject to continuous employment through each individual vesting period.

The fair value of the MSUs granted in 2024 was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 51%, 0% dividend yield, and a risk-free interest rate of 4.4%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted in 2024 was $10.4 million which is recognized on a straight-line basis over the performance periods.

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

The fair value of the MSUs granted in 2023 was determined using a Monte Carlo simulation approach with the following assumptions: a historical volatility of 58%, 0% dividend yield, and a risk-free interest rate of 3.7%. The historical volatility was determined based on the observed equity volatility for comparable companies. The dividend yield was 0% as the Company does not currently offer a dividend. The risk-free interest rate is based on the yield from the Treasury Constant Maturities consistent with a three-year term associated with the market condition of the awards. The fair value of the awards granted during the first quarter of 2023 was $12.6 million which is recognized on a straight-line basis over the performance periods.

The share-based compensation expense of MSU awards was $2.4 million and $3.7 million for the three and six months ended June 30, 2024, respectively, and $1.3 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

MSU activity for the six months ended June 30, 2024 is as follows:

	Market-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2023	474,846	$26.64
Granted	371,052	28.13
Vested	—	—
Canceled	—	—
Balance—June 30, 2024	845,898	$27.29
Performance-share units (“PSUs”)

In the three months ended June 30, 2024, the Company granted PSUs to certain employees. The target number of awards granted is based on the achievement of certain financial performance metrics over a two year performance period beginning on the date of grant and ending on the second and third anniversary of the grant date. These awards are subject to continuous employment through each individual vesting period. The fair value of the awards was $9.1 million and was based on the closing stock price on the date of grant. The share-based compensation expense of the awards is determined each period based on the probability of achieving the financial performance metrics. If the financial performance metrics are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Share-based compensation expense of PSU awards was $0.5 million for the three months ended June 30, 2024.

PSU activity for the six months ended June 30, 2024 is as follows:

	Performance-Share Units	Weighted-Average Grant-Date Fair Value
Balance—December 31, 2023	—	$—
Granted	537,799	16.89
Vested	—	—
Canceled	—	—
Balance—June 30, 2024	537,799	$16.89
RSUs/RSAs

The RSUs granted under the 2021 Plan vest upon the satisfaction of a service-based vesting condition, generally over a four-year period, with a 25% vesting at the end of one year and the remainder quarterly thereafter.

RSU and RSA activity for the six months ended June 30, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance—December 31, 2023	7,170,788	$20.22	16,530	$8.19
Granted	2,760,198	21.10	—	—
Vested	(1,662,374)	20.46	(16,530)	8.19
Canceled	(425,001)	19.68	—	—
Balance—June 30, 2024	7,843,611	$20.51	—	$—
The following table presents the classification of share-based compensation in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue
Subscriptions and support	$1,967	$1,623	$3,430	$3,011
Service	796	919	1,475	1,730
Research and development	4,779	4,536	8,259	8,265
Selling, general, and administrative	11,471	10,416	20,004	19,037
Total share-based compensation	$19,013	$17,494	$33,168	$32,043

Share-based compensation capitalized as product development costs was $0.7 and $1.4 million for the three and six months ended June 30, 2024, respectively, and $0.8 and $1.5 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the total future compensation cost related to unvested share awards is $173.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator:
Net loss	$(25,704)	$(4,295)	$(48,552)	$(19,108)
Less: net loss attributable to non-controlling interest	(5,693)	(1,100)	(8,983)	(4,060)
Net loss attributable to PowerSchool Holdings, Inc., basic	(20,011)	(3,195)	(39,569)	(15,048)
Denominator:
Weighted average shares of Class A common stock, basic	166,040,370	163,067,859	165,538,730	161,794,290
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, basic	$(0.12)	$(0.02)	$(0.24)	$(0.09)
Diluted net income (loss) per share:
Numerator:
Net loss attributable to PowerSchool Holdings, Inc., basic	$(20,011)	$(3,195)	$(39,569)	$(15,048)
Adjustment from LLC Units	(4,905)	(885)	(9,478)	—
Net loss attributable to PowerSchool Holdings, Inc., diluted	(24,916)	(4,080)	(49,047)	(15,048)
Denominator:
Weighted average shares of Class A common stock, basic	166,040,370	163,067,859	165,538,730	161,794,290
Dilutive impact of LLC Units	37,654,059	37,654,059	37,654,059	—
Weighted average shares of Class A common stock, diluted	203,694,429	200,721,918	203,192,789	161,794,290
Net loss attributable to PowerSchool Holdings, Inc. per share of Class A common stock, diluted	$(0.12)	$(0.02)	$(0.24)	$(0.09)

In addition, the following securities were not included in the computation of diluted shares for the three and six months ended June 30, 2024 and 2023 because they were antidilutive, but could potentially dilute earnings (loss) per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested RSAs and RSUs	7,843,611	8,839,703	7,843,611	8,839,703
LLC units	—	—	—	37,654,059
Market share units	845,898	474,846	845,898	474,846
Total excluded from diluted EPS calculation	8,689,509	9,314,549	8,689,509	46,968,608

16. INCOME TAXES

The Company recorded income tax expense (benefit) of $(4.7) million and $0.1 million for the three and six months ended June 30, 2024, respectively, and $(1.7) million and $(1.8) million for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 15.5% and (0.3)% for the three and six months ended June 30, 2024, respectively, and 28.4% and 8.5% for the three and six months ended June 30, 2023, respectively. The income tax expense (benefit) for the three months ended June 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to earnings not subject to tax and nondeductible executive compensation.The income tax expense (benefit) for the six months ended June 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to earnings not subject to tax, nondeductible executive compensation, and deferred tax expense recognized due to the tax restructuring completed as part of the Allovue acquisition. The income tax expense (benefit) for the three and six months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the non-controlling interest and nondeductible executive compensation during the three and six month period.

As of June 30, 2024, the Company had gross unrecognized tax benefits of $10.9 million, all of which, if recognized, would impact the Company’s effective tax rate. The amount of interest and penalties accrued related to the Company’s unrecognized tax benefits is not material to the consolidated financial statements in all periods presented.

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

On June 6, 2024, concurrently with the execution of the Merger Agreement, the Company and the parties to the TRA, entered into Amendment No. 1 to the TRA (the “TRA Amendment”), pursuant to which the parties agreed, among other things, to amend the TRA such that it will automatically terminate upon the Effective Time and Topco LLC, Vista Equity Partners and Onex agreed to waive certain Tax Benefit Payments (as defined in the TRA Amendment) pursuant to the TRA, including all amounts that would have otherwise become payable to the TRA Holders in connection with the consummation of the Merger. From and after the Effective Time, no Early Termination Payment or Tax Benefit Payment (each as defined in the TRA Amendment) will be made to Topco LLC, Vista Equity Partners and Onex pursuant to the TRA.

As of June 30, 2024, $43.7 million of the TRA was classified as a current liability included within accrued expenses and $375.6 million was classified as non-current in the consolidated balance sheet.

17. RELATED-PARTY TRANSACTIONS

The Company has entered into arrangements with Vista Equity Partners for certain services, and the Vista Consulting Group for management consulting, systems implementation, and manpower support (collectively, “Vista”) and arrangements with Onex Partners Manager LP (“Onex”) for general management services, acquisition advisory, and treasury services. These services were provided on a time and material basis and were generally related to integration of the various companies acquired by the Company. Total costs of these related party services were de minimis for all periods presented. We may continue to engage Vista and Onex from time to time, subject to compliance with our related party transactions policy. Total aggregate amounts due to Vista and Onex entities were de minimis as of June 30, 2024 and December 31, 2023.
The Company also purchased services from entities that share common ownership with Vista and Onex. The cost was $0.6 million and $1.9 million for all other services purchased from entities with common ownership for the three and six months ended June 30, 2024, respectively, and $2.6 million and $7.4 million for the three and six months ended June 30, 2023, respectively. Substantially all of the expenses related to the Vista and Onex services are included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Amounts due to entities that share common ownership were $0.1 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively, and are included in accounts payables and accrued liabilities in the consolidated balance sheet. There were no sales to or outstanding accounts receivable arising from this agreement during or as of the end of any of the periods presented.

The Company has a strategic partnership with EAB Global, Inc. (“EAB”), a portfolio company of Vista, pursuant to a Reseller Agreement (the “Agreement”). Pursuant to the Agreement, EAB serves as, among other terms, the exclusive reseller of the Intersect product in the U.S. and Canada. The Agreement has a ten-year term and includes annual minimum revenue commitments from EAB. The commitment amount for the period was $40.4 million, and will increase upon the anniversary of the Agreement. The Company may begin to revoke its exclusivity with EAB after the fourth year of the Agreement or terminate the relationship upon material breach of the contract. Under the terms of the Agreement, the Company pays a fee to EAB for selling products to third party customers on the Company’s behalf. The Company recognized $4.0 million and $8.0 million in selling, general, and administrative expense and, to a lesser extent, cost of revenue, for fees owed to EAB under the Agreement for the three and six months ended June 30, 2024, respectively, and $4.0 million and $6.3 million for the three and six months ended June 30, 2023, respectively.

In connection with entering into the Merger Agreement, on June 6, 2024, Parent, certain of its affiliates and the Company entered into support and rollover agreements with investment funds affiliated with Vista Equity Partners and Onex Partners Manager LP. Under the support and rollover agreements, the applicable stockholders have agreed to vote or execute consents with respect to all of their shares of the Company’s Class A common stock and Class B common stock in favor of the Merger and the transactions contemplated by the Merger Agreement, subject to certain terms and conditions contained therein. In addition, the applicable stockholders have agreed to “rollover” a portion of their existing equity in the Company and its subsidiaries into an ownership interest in the parent company of Parent.
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

18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan—The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer a percentage of their pretax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company matches a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $2.7 million and $5.4 million for the three and six months ended June 30, 2024, respectively, and $2.7 million and $5.4 million for the three and six months ended June 30, 2023, respectively.
19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheets date.

In July and August 2024, the Company repaid $97.0 million of the outstanding balance on its Revolving Credit Agreement. As of August 9, 2024, the outstanding balance on the Revolving Credit Agreement was $90.0 million.

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

Overview
We provide a comprehensive suite of solutions that includes the mission-critical system of record used by state Departments of Education, districts, and schools, who leverage our solutions to deliver insights and analytics to improve education outcomes. As of June 30, 2024, we serve more than 18,000 customers, including over 90 of the 100 largest districts by student enrollment in the U.S., over 30 state-, province-, and territory-wide contracts in North America, and sell solutions in over 90 countries globally. Our platform is embedded in school workflows and is used by educators, students, administrators, and parents on a daily basis.
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
From 2015 through June 30, 2024, we completed 19 strategic acquisitions to thoughtfully build out our platform of K-12 software solutions, building upon years of leadership.

Merger Transaction

On June 6, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCPE Polymath Buyer, Inc., a Delaware corporation (“Parent”), and BCPE Polymath Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds advised by Bain Capital Private Equity, LP. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of the Company (the “Class A common stock”) that is issued and outstanding as of immediately prior to the Effective Time, will be automatically cancelled, extinguished and converted into the right to receive $22.80, without interest thereon. Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the Effective Time, each share of Class B common stock, par value $0.0001 per share, of the Company that is issued and outstanding as of immediately prior to the Effective Time, will be automatically cancelled and no payment shall be made with respect thereto.

On June 7, 2024, the holders of a majority of the outstanding shares of Class A common stock and Class B common stock executed a written stockholder consent approving and adopting the Merger Agreement and the transactions contemplated by the Merger Agreement. The transaction is expected to close in the second half of fiscal year 2024, subject to satisfaction of closing conditions and regulatory requirements.

See Note 1. Business of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information about the proposed Merger and the Merger Agreement.

Our Business Model
We offer our software platform through a cloud-based, SaaS business model under contracts with annual price escalators, and we recognize subscription revenues ratably over annual subscription terms of the contracts. Our SaaS solutions include access to hosted software, software maintenance, product updates and upgrades, and technical and developer support. We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on an annual basis following contract start date, which we refer to as recurring revenue. Our business model provides flexibility and optionality for our customers to purchase and deploy our software platform either through individual add-on solutions, or as a unified platform. The majority of new bookings come from our SaaS offerings and are thus recurring in nature, with recurring revenue accounting for more than 88.8% and 89.5% of our total revenue for the three and six months ended June 30, 2024, respectively.
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
Continuing to Expand Into Complementary Adjacencies
From 2015 to June 30, 2024, we have acquired and successfully integrated 19 complementary businesses to enhance our software and technology capabilities. We have a demonstrated track record of driving growth from our acquired assets and delivering positive return on investment. Acquisitions are core to our strategy, and we intend to continue pursuing targeted acquisitions that further complement our portfolio of technology offerings or provide us access to new markets. This adjacency expansion strategy is complementary to our cross-selling strategy, as it both introduces acquired solutions to our existing customers and introduces a base of net new customers to whom we may sell our other solutions. Additionally, we intend to continue providing adjacent solutions by other means, which may include organic development and strategic partnerships. Our position as the leading system of record, engagement, and intelligence provides us with a unique vantage point to identify the most critical needs of our customers and most innovative companies within the K-12 education ecosystem. We will continue to carefully evaluate acquisition, partnership, and development opportunities to assess whether they meet our strategic objectives and enhance our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. As of June 30, 2024, PowerSchool served customers in over 90 countries outside of the U.S. and Canada, primarily American international schools. On August 9, 2023, we acquired all of the equity interest of Neverskip, a leading provider of school solutions software in India. We plan to continue to make product, personnel, partnership, and acquisition-related investments to expand geographically. Although these investments may adversely affect our operating results in the near-term, we believe that they will contribute to our long-term growth.

Currency Fluctuations

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the six months ended June 30, 2024.

High Interest Rates

As a result of increased federal funds interest rates, the interest rate applicable to our First Lien loan increased from 8.05% as of June 30, 2023 to 8.33% as of June 30, 2024. As a result, our net interest expense has increased from $30.1 million for the six months ended June 30, 2023 to $44.2 million for the six months ended June 30, 2024. If interest rates continue to increase, our cost of debt may also continue to increase and we may have to divert available cash to the payment of interest.

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
Other Expense (Income), Net
Other expense, net primarily consists of foreign currency gains/losses.

Results of Operations
The following table sets forth our consolidated statement of operations and comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in thousands)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	$170,129	$146,503	$337,056	$287,576
Service	19,321	20,197	36,007	36,429
License and other	2,142	7,197	3,496	9,345
Total revenue	191,592	173,897	376,559	333,350
Cost of revenue:
Subscriptions and support	47,768	36,781	94,095	74,975
Service	12,210	15,123	25,593	29,446
License and other	1,148	1,017	2,219	1,968
Depreciation and amortization	18,705	16,108	37,785	32,129
Total cost of revenue	79,831	69,029	159,692	138,518
Gross profit	111,761	104,868	216,867	194,832
Operating expenses:
Research and development	30,616	25,862	62,267	51,283
Selling, general, and administrative	71,621	53,129	124,052	102,687
Acquisition costs	276	—	1,029	—
Depreciation and amortization	17,344	15,764	34,693	31,535
Total operating expenses	119,857	94,755	222,041	185,505
Income (loss) from operations	(8,096)	10,113	(5,174)	9,327
Interest expense—net	23,193	16,101	44,189	30,130
Other expenses (income)—net	(853)	31	(950)	74
Loss before income taxes	(30,436)	(6,019)	(48,413)	(20,877)
Income tax expense (benefit)	(4,732)	(1,724)	139	(1,769)
Net loss	(25,704)	(4,295)	(48,552)	(19,108)
Less: Net loss attributable to non-controlling interest	(5,693)	(1,100)	(8,983)	(4,060)
Net loss attributable to PowerSchool Holdings, Inc.	$(20,011)	$(3,195)	$(39,569)	$(15,048)
Other comprehensive income (loss), net of taxes:
Foreign currency translation	(304)	21	(1,038)	108
Change in unrealized loss on investments	—	—	—	3
Total other comprehensive income (loss)	(304)	21	(1,038)	111
Less: Other comprehensive income (loss) attributable to non-controlling interest	(56)	$4	(192)	$21
Comprehensive loss attributable to PowerSchool Holdings, Inc.	$(20,259)	$(3,178)	$(40,415)	$(14,958)

The following table sets forth our consolidated statement of operations and comprehensive loss expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statement of Operations and Comprehensive Loss:
Revenue:
Subscriptions and support	89%	84%	89%	86%
Service	10	12	10	11
License and other	1	4	1	3
Total revenue	100	100	100	100
Cost of revenue:
Subscriptions and support	25	21	25	22
Service	6	9	7	9
License and other	1	1	1	1
Depreciation and amortization	10	9	10	10
Total cost of revenue	42	40	42	42
Gross profit	58	60	58	58
Operating expenses:
Research and development	16	15	17	15
Selling, general, and administrative	37	31	33	31
Acquisition costs	<1	—	<1	—
Depreciation and amortization	9	9	9	9
Total operating expenses	63	54	59	56
Income (loss) from operations	(4)	6	(<1)	3
Interest expense—net	12	9	12	9
Other expenses (income)—net	(<1)	<1	(<1)	(<1)
Loss before income taxes	(16)	(3)	(13)	(6)
Income tax expense (benefit)	(2)	(1)	<1	(1)
Net loss	(13)	(2)	(13)	(6)
Less: Net loss attributable to non-controlling interest	(3)	(1)	(2)	(1)
Net loss attributable to PowerSchool Holdings, Inc.	(10)	(2)	(11)	(5)
Other comprehensive income (loss), net of taxes:	—	—
Foreign currency translation	(<1)	<1	(<1)	<1
Change in unrealized loss on investments	—	—	—	<1
Total other comprehensive income (loss)	(<1)	<1	(<1)	<1
Less: Other comprehensive income (loss) attributable to non-controlling interest	(<1)	<1	(<1)	<1
Comprehensive loss attributable to PowerSchool Holdings, Inc.	(11)%	(2)%	(11)%	(4)%

Discussion of Results of Operations

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Subscriptions and support	$170,129	$146,503	$23,626	16%	$337,056	$287,576	$49,480	17%
Service	19,321	20,197	(876)	(4)%	36,007	36,429	(422)	(1)%
License and other	2,142	7,197	(5,055)	(70)%	3,496	9,345	(5,849)	(63)%
Total revenue	$191,592	$173,897	$17,695	10%	$376,559	$333,350	$43,209	13%
The period-over-period increase in subscriptions and support revenue for the three and six months ended June 30, 2024 was driven by increased sales of our solutions to new customers, and by cross-selling and upselling to existing customers. The period-over-period decrease in license and other revenue was driven primarily by the variability caused by the point in time nature of this revenue stream, which drove larger recognition of revenue in the prior period; we expect this variability to continue in future quarters.

Total Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Cost of Revenue:
Subscriptions and support	$47,768	$36,781	$10,987	30%	$94,095	$74,975	$19,120	26%
Service	12,210	15,123	(2,913)	(19)%	25,593	29,446	(3,853)	(13)%
License and other	1,148	1,017	131	13%	2,219	1,968	251	13%
Depreciation and amortization	18,705	16,108	2,597	16%	37,785	32,129	5,656	18%
Total cost of revenue	$79,831	$69,029	$10,802	16%	$159,692	$138,518	$21,174	15%
The period-over-period increase in subscriptions and support cost of revenue for the three months ended June 30, 2024 was primarily driven by an increase of $3.3 million in cloud hosting expenses, $4.0 million in third- party costs, and $1.6 million in personnel-related costs. The period-over-period increase in subscriptions and support costs of revenue for the six months ended June 30, 2024 was primarily driven by an increase of $6.9 million in cloud hosting expenses, $4.1 million in third-party costs, $2.7 million in personnel-related costs, and $0.6 million in restructuring expense.

The period-over-period decrease in service cost of revenue for the three months ended June 30, 2024 was primarily attributable to a decrease of $2.0 million in personnel-related costs and $0.3 million in share based compensation. The period-over-period decrease in service cost of revenue for the six months ended June 30, 2024 was primarily attributable to a decrease of $2.3 million in personnel-related costs and $0.6 million in share based compensation.

The period-over-period increase in depreciation and amortization cost of revenue for the three and six months June 30, 2024 was driven by amortization related to increased investment in innovation projects.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$30,616	$25,862	$4,754	18%	$62,267	$51,283	$10,984	21%
Selling, general, and administrative	71,621	53,129	18,492	35%	124,052	102,687	21,365	21%
Acquisition costs	276	—	276	N/M	1,029	—	1,029	N/M
Depreciation and amortization	17,344	15,764	1,580	10%	34,693	31,535	3,158	10%
Total operating expenses	$119,857	$94,755	$25,102	26%	$222,041	$185,505	$36,536	20%
Research and development. The period-over-period increase in research and development expense for the three months ended June 30, 2024 was primarily attributable to an increase of $2.0 million in personnel-related costs, $0.6 million in hardware and software support costs, $0.4 million in share based compensation, and $0.3 million in restructuring expense. The period-over-period increase in research and development expense for the six months ended June 30, 2024 was primarily attributable to an increase of $5.0 million in personnel-related costs, $1.0 million in hardware and software support costs, $0.5 million in share based compensation, and $1.7 million in restructuring expense.
Selling, general, and administrative. The period-over-period increase in selling, general and administrative expense for the three months ended June 30, 2024 was primarily attributable to an increase of $17.1 million in restructuring expense which primarily consists of costs associated with the Bain transaction, $1.3 million in professional services fees, $1.1 million in share based compensation, and $0.7 million in personnel-related costs. The increase was partially offset by a decrease of $0.7 million in bad debt expenses and $0.6 million in insurance costs. The period-over-period increase in selling, general and administrative expense for the six months ended June 30, 2024 was primarily attributable to an increase of $17.7 million in restructuring expenses which primarily consists of costs associated with the Bain transaction, $4.7 million in personnel-related costs, $1.3 million in professional services fees, and $1.0 million in share based compensation. The increase was partially offset by a decrease of $2.3 million in bad debt expense and $1.1 million in insurance costs.
Acquisition costs. The period-over-period increase in acquisition costs for the three and six months ended June 30, 2024 was attributable to the acquisitions of Allovue.
Depreciation and amortization. The period-over-period increase in depreciation and amortization expense for the three and six months ended June 30, 2024 was primarily due to a higher balance of intangible assets from the acquisitions of Neverskip, SchoolMessenger, and Allovue.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Interest Expense	$23,193	$16,101	$7,092	44%	$44,189	$30,130	$14,059	47%

The period-over-period increase in interest expense for the three and six months ended June 30, 2024 was driven by a higher average debt balance throughout the period and higher interest rates on our First Lien Term Loan.

Other Expenses (Income) - Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
					(in thousands)
Other expense (income) - net	$(853)	$31	$(884)	(2852)%	$(950)	$74	$(1,024)	(1384)%
The period-over-period fluctuation in other expenses (income) - net for the three and six months ended June 30, 2024 was primarily due to the fluctuation on the remeasurement of foreign denominated cash and accounts receivable balances.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(4,732)	$(1,724)	$(3,008)	174%	$139	$(1,769)	$1,908	(108)%

The period-over-period fluctuation in income tax expense (benefit) for the three months ended June 30, 2024 was primarily due to an increase in the amount of pre-tax book loss. The period-over-period fluctuation in income tax expense (benefit) for the six months ended June 30, 2024 was primarily due to the increase in pre-tax book loss and deferred tax expense recognized due to the tax restructuring completed as part of the acquisition of Allovue.

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
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $20.7 million, which were held for working capital purposes, as well as the available balance of our Revolving Credit Agreement, described below. Our cash equivalents were comprised of bank deposits and are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk.
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
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the timing of required TRA payments, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and services offerings, the closing of the Merger, and the continuing market acceptance of our solutions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.
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

A majority of our customers pay in advance for subscriptions, which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2024, we had deferred revenue of $213.4 million, of which $206.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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

As of June 30, 2024, there were $833.7 million of term loans outstanding under the First Lien and $187.0 million under the Revolving Credit Agreement.
Borrowings under the First Lien bear interest at the SOFR, as administered by the Federal Reserve Bank of New York, plus the initial margin 3.25% per annum. As of June 30, 2024, the interest rate on the First Lien was 8.33%.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(137,039)	$(92,741)
Net cash used in investing activities	(64,044)	(20,886)
Net cash provided by financing activities	182,448	4,700
Effect of foreign exchange rate on cash and cash equivalents	259	(161)
Net decrease in cash and cash equivalents and restricted cash	$(18,376)	$(109,088)
Cash, cash equivalents, and restricted cash at beginning of period	39,554	137,982
Cash, cash equivalents, and restricted cash at end of period	$21,178	$28,894

Operating Activities
Net cash used in operating activities of $137.0 million for the six months ended June 30, 2024 was primarily related to our net loss of $48.6 million, adjusted for non-cash charges of $110.8 million, and net cash outflows of $199.3 million, resulting from changes in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $72.5 million, share-based compensation expense of $33.2 million, $3.0 million from the amortization of debt issuance costs, and $2.3 million from the write-off of right-of-use assets. The main drivers of net cash outflows from changes in operating assets and liabilities were decreases in deferred revenue of $173.2 million primarily due to the seasonality of our billing cycle.
Net cash used in operating activities of $92.7 million for the six months ended June 30, 2023 was primarily related to our net loss of $19.1 million, adjusted for non-cash charges of $99.9 million, and net cash outflows of $173.5 million resulting from change in our operating assets and liabilities, net of acquisitions. Non-cash charges primarily consisted of depreciation and amortization of $63.7 million and share-based compensation expense of $32.0 million. The main drivers of the net cash inflows from changes in operating assets and liabilities were increases in deferred revenue of $124.0 million due to increases in sales and accounts receivable of $25.2 million due to the seasonality of our billing cycle.
Investing Activities
Net cash used in investing activities of $64.0 million for the six months ended June 30, 2024 was primarily related to the net cash paid for our acquisition of Allovue for $36.1 million, investment in capitalized product development costs of $18.1 million, purchases of property and equipment of $5.0 million, and payment of acquisition-related deferred consideration of $5.8 million.
Net cash used in investing activities of $20.9 million for the six months ended June 30, 2023 was primarily related to our investment in capitalized product development costs of $19.9 million and purchases of property and equipment of $0.9 million.
Financing Activities
Net cash provided by financing activities of $182.4 million for the six months ended June 30, 2024 was primarily related to the net proceeds from our Revolving Credit Agreement of $187.0 million offset by scheduled repayment of our First Lien debt of $4.2 million.
Net cash provided by financing activities of $4.7 million for the six months ended June 30, 2023 was primarily related proceeds from our Revolving Credit Agreement of $10.0 million, offset by payment of taxes related to the net settlement of equity awards of $1.4 million and scheduled repayment of our First Lien debt of $3.9 million.
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

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net income (loss) adjusted for net interest expense, depreciation and amortization, provision for (benefit from) income tax, share-based compensation expense and the related employer payroll tax, management fees, restructuring expense, acquisition-related expense, nonrecurring litigation expense, and other one-time costs. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.

Free Cash Flow

Free Cash Flow is a supplemental measure of liquidity that is not made under GAAP and does not represent, and should not be considered as, an alternative to cash flow from operations, as determined by GAAP. We define Free Cash Flow as net cash provided by operating activities less cash used for purchases of property and equipment and capitalized product development costs plus proceeds from the sale of property and equipment. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated by our operations inclusive of that used for investments in property and equipment and capitalized product development costs.

Reconciliation of Gross profit to Adjusted gross profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except percentages)	2024	2023	2024	2023
Gross profit	$111,761	$104,868	$216,867	$194,832
Depreciation	61	163	212	415
Share-based compensation (1)	3,015	2,654	5,288	5,112
Restructuring(2)	(62)	524	1,216	537
Acquisition-related expense(3)	158	47	334	134
Amortization	18,644	15,945	37,573	31,715
Adjusted Gross Profit	$133,577	$124,201	$261,490	$232,745

Gross Profit Margin(4)	58.3%	60.3%	57.6%	58.4%
Adjusted Gross Profit Margin(5)	69.7%	71.4%	69.4%	69.8%

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
(4)    Represents gross profit as a percentage of revenue.
(5)    Represents Adjusted Gross Profit as a percentage of revenue.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(25,704)	$(4,295)	$(48,552)	$(19,108)
Add:
Amortization	35,162	31,050	70,654	61,924
Depreciation	887	822	1,824	1,741
Interest expense - net(1)	23,193	16,101	44,189	30,130
Income tax expense (benefit)	(4,732)	(1,724)	139	(1,769)
Share-based compensation	20,014	17,910	34,699	33,391
Management fees(2)	81	95	161	158
Restructuring(3)	17,228	917	21,086	2,283
Acquisition-related expense(4)	1,226	314	4,428	1,848
Change in tax reserves(5)	(798)	—	(798)	—
Adjusted EBITDA	$66,557	$61,190	$127,830	$110,598

Net loss margin(6)	(13.4)%	(2.5)%	(12.9)%	(5.7)%
Adjusted EBITDA margin(7)	34.7%	35.2%	33.9%	33.2%

(1)    Interest expense, net of interest income.
(2)    Refers to expense associated with collaboration with our principal stockholders and their internal consulting groups.
(3)    Refers to costs incurred related to migration of customers from legacy to core products, remaining lease obligations for abandoned facilities, severance expense related to offshoring activities, facility closures, loss on modification of debt, nonrecurring litigation expense,executive departures, and costs related to the Bain transaction.
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
(5)    Refers to income recognized due to the change in tax reserves.
(6)    Represents net loss as a percentage of revenue
(7)    Represents Adjusted EBITDA as a percentage of revenue.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash used in operating activities	$(47,355)	$(32,711)	$(137,039)	$(92,741)
Proceeds from sale of property and equipment	839	—	839	—
Purchases of property and equipment	(1,064)	(582)	(4,951)	(938)
Capitalized product development costs	(9,114)	(10,272)	(18,070)	(19,948)
Free Cash Flow	$(56,694)	$(43,565)	$(159,221)	$(113,627)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, the expected outcome, timing, impact or benefit of the Merger, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•uncertainties associated with the proposed Merger;
•risk associated with the failure to complete the Merger and its effect on our business and the market price of our shares of Class A common stock;
•limitations on our ability to pursue alternatives to the Merger under the agreement;
•restrictions imposed on the conduct of our business during the term of the proposed Merger;
•potential litigation instituted against us or our directors challenging the proposed Merger;
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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Canada, India, and United Arab Emirates. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
As of June 30, 2024, our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. The First Lien and Revolving Credit Agreement carry interest at SOFR, as administered by the Federal Reserve Bank of New York, plus the applicable margin. The applicable margin for the First Lien is initially 3.25% per annum with a 0.25% step down based on the First Lien Net Leverage Ratio. The applicable margin for the Revolving Credit Agreement is initially 3.25% per annum with up to a 0.50% step down based on the First Lien Net Leverage Ratio.
As of June 30, 2024, we had an outstanding debt balance of $833.7 million related to our First Lien and $187.0 million on our Revolving Credit Agreement. Based on the amount outstanding, a 100-basis point increase or decrease in market interest rates over a twelve- month period would result in a change to interest expense of approximately $10.2 million.

To date, we have not entered into any hedging arrangements with respect to interest rate risk or other derivative financial instruments.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2024. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received demand letters from three purported stockholders of the Company pursuant to Section 220 of the Delaware General Corporation Law, seeking to inspect books and records of the Company relating to, among other things, the Merger. Additionally, the Company has received two other demand letters from two purported stockholders of the Company, which generally demand the disclosure of certain additional information that was allegedly omitted from the Preliminary Information Statement on Schedule 14C filed in connection with the Merger. At this time, the matters remain unresolved.
Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or future results.

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.

On June 6, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Completion of the Merger is subject to various customary closing conditions. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:

•an adverse effect on our relationship with vendors, customers and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;

•a diversion of a significant amount of management time and resources toward the completion of the Merger;

•being subject to certain restrictions on the conduct of our business;

•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and

•difficulties attracting and retaining key employees.

Failure to complete the Merger could adversely affect our business and the market price of our shares of Class A common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) if the Merger is not consummated on or before the Termination Date, (ii) if the other party breaches or fails to perform any of its representations, warranties, covenants or other agreements contained in the Merger Agreement, which breach or failure to perform would result in a failure of a condition precedent to consummation of the Merger and cannot be cured or, if capable of being cured, has not been cured within a specified timeframe, or (iii) if any statue, law or regulation has been enacted, entered or enforced that prohibits or makes illegal the Merger or the transactions contemplated by the Merger Agreement. If the Merger Agreement is terminated and the Merger is not consummated, the price of our Class A common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts or we may experience negative reactions from our business partners and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger.

In addition, if the Merger Agreement is validly terminated by Parent under the circumstances set forth in the Merger Agreement, the Company will be required to pay Parent a termination fee equal to $134,650,000. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or inducing any proposal or offer that constitutes or could reasonably be expected to lead to an alternative acquisition proposal. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, incurring debt; entering into, adopting, amending, modifying or terminating any Employee Plans (as defined in the Merger Agreement); increasing the compensation of any director, officer or employee with an annual base compensation above $250,000 or hiring or terminating any employee with annual base compensation above $250,000 (other than for cause); settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.

Lawsuits related to the Merger may be filed against us and our respective affiliates, directors and officers. We have received demand letters from three purported stockholders of the Company pursuant to Section 220 of the Delaware General Corporation Law, seeking to inspect books and records of the Company relating to, among other things, the Merger. Additionally, the Company has received demand letters from two purported stockholders of the Company, which generally demand the disclosure of certain additional information that was allegedly omitted from the Preliminary Information Statement on Schedule 14C filed in connection with the Merger. It is possible that additional demands may be made and/or that additional complaints may be filed pursuant to Section 220 of the Delaware General Corporation Law and/or that complaints may be filed by our stockholders challenging the Merger. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations. In addition, if dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger.

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

10.1
Agreement and Plan of Merger, by and among PowerSchool Holdings, Inc., BCPE Polymath Buyer, Inc., and BCPE Polymath Merger Sub, Inc., dated June 6, 2024 (incorporated by reference to Exhibit 2.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.2
Support and Rollover Agreement, by and among PowerSchool Holdings, Inc., BCPE Polymath Buyer, Inc., and BCPE Polymath Merger Sub, Inc., Vista Consulting Group, LLC, the stockholder parties thereto and the other signatory parties thereto, dated June 6, 2024. (incorporated by reference to Exhibit 10.1 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.3
Support and Rollover Agreement, by and among PowerSchool Holdings, Inc., BCPE Polymath Buyer, Inc., and BCPE Polymath Merger Sub, Inc., Onex Partners Manager LP., the stockholder parties thereto and the other signatory parties thereto, dated June 6, 2024. (incorporated by reference to Exhibit 10.2 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.4
Amendment No. 1 to the Tax Receivable Agreement, by and among PowerSchool Holdings, Inc. and the TRA Holders parties thereto, dated June 6, 2024. (incorporated by reference to Exhibit 10.3 of PowerSchool Holdings, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

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

PowerSchool Holdings, Inc.

Date: August 9, 2024	By:	/s/ Eric Shander
	Name:	Eric Shander
	Title:	President & Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)